Form 10QSB
period 1995-03-31
TIMBERLINE SOFTWARE CORPORATION
filed 1995-05-12
CIK 314436

             U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-QSB

     [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          For the Quarterly Period Ended March 31, 1995.

     [ ]  TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _______ to ______.

                 Commission File Number 0-16376

                 TIMBERLINE SOFTWARE CORPORATION
         (Name of small business issuer in its charter)

                   Oregon                         93-0748489
     (State or other jurisdiction of          (I.R.S. Employer
     incorporation or organization)          Identification No.)

        9600 S.W. Nimbus Avenue, Beaverton, Oregon 97008
       (Address of principal executive offices) (Zip code)

                         (503) 626-6775
                    Issuer's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes [x]   No [ ]

At May 5 1995, 3,400,440 shares of common stock of the registrant were outstanding, after giving effect to a three-for-two stock split declared by the registrant's Board of Directors to shareholders of record on such date.


Transitional Small Business Disclosure Format (Check one):

Yes [ ]  No [x]

TIMBERLINE SOFTWARE CORPORATION
FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995
TABLE OF CONTENTS
- ---------------------------------------------------------


PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements
          Condensed balance sheets, March 31, 1995 and
            December 31, 1994 ............................... 3
          Condensed statements of operations for the three
            months ended March 31, 1995 and 1994 ............ 4
          Condensed statements of cash flows for the three
            months ended March 31, 1995 and 1994 ............ 5
          Notes to condensed financial statements ........... 6

Item 2.   Management's Discussion and Analysis or
            Plan of Operation ............................... 7

PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K ................. 10

SIGNATURES ................................................. 10

EXHIBIT INDEX .............................................. 11

PART I. Financial Information
Item 1.  Financial Statements

TIMBERLINE SOFTWARE CORPORATION
CONDENSED BALANCE SHEETS
MARCH 31, 1995 AND DECEMBER 31, 1994
- ----------------------------------------------------------------

                                      March 31,    December 31,
                                        1995            1994
                          ---------     ------------
ASSETS
- ------
Current assets:
Cash and cash equivalents            $ 1,402,440      $ 1,411,611
Temporary cash investments             3,932,230        3,484,282
Accounts receivable, less allowance
  for doubtful accounts
  (March 31, 1995, $426,982;
  December 31, 1994, $251,982)         2,842,267        3,489,521
Other receivables                         98,479           84,366
Inventories                              197,211          215,655
Other current assets                     642,147          515,819
                                     -----------      -----------
Total current assets                   9,114,774        9,201,254
                                     -----------      -----------
Property and equipment                 5,649,823        5,392,571
  Less accumulated depreciation
  and amortization                     3,269,873        3,039,283
                                     ------------     -----------
  Property and equipment - net         2,379,950        2,353,288
                                     -----------      -----------
Capitalized software costs - net         410,260          480,272

Purchased software - net                 243,645          189,629

Other assets                             114,882          126,054
                                     -----------      -----------
  Total                              $12,263,511      $12,350,497
                                     ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Current liabilities:
Accounts payable                     $   674,068      $   644,545
Accrued commissions/royalties            127,573          166,543
Accrued income taxes                     318,758          588,685
Deferred revenues                      5,117,535        4,514,684
Accrued employee expenses                589,277          975,919
Other current liabilities                220,879          241,091
                                     -----------      -----------
Total current liabilities              7,048,090        7,131,467
                                     -----------      -----------
Accrued rent expense                      71,957           76,979

Deferred income taxes                    384,000          398,000

Shareholders' equity:
Common stock, without par value
  authorized, 8,000,000 shares;
  issued - March 31, 1995,
  3,393,840 shares; December 31,
  1994, 3,419,040 shares                 339,384          341,904
Additional paid in capital               900,347          897,690
Retained earnings                      3,519,733        3,504,457
                                     -----------      -----------
Total shareholders' equity             4,759,464        4,744,051
                                     -----------      -----------
  Total                              $12,263,511      $12,350,497
                                     ===========      ===========

See notes to condensed financial statements.
TIMBERLINE SOFTWARE CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
- ----------------------------------------------------------------

                                       1995               1994
                                    ----------        -----------
Net revenue                         $5,893,559         $4,682,989
                                    ----------         ----------

Cost and expenses:

Cost of revenue                        649,762            593,447
Customer support                     1,196,017            958,541
Product development                  1,248,773            887,208
Sales and marketing                  1,417,914          1,315,720
General and administrative           1,086,326            902,731
                                    ----------         ----------

Total cost and expenses              5,598,792          4,657,647
                                    ----------         ----------

Income from operations                 294,767             25,342
Other income                            84,813             45,928
                                    ----------         ----------

Income before income taxes             379,580             71,270
Provision for income taxes             146,000             27,000
                                    ----------         ----------

Net income                          $  233,580         $   44,270
                                    ==========         ==========

Earnings per share                  $      .07         $       .01
                                    ==========         ===========

Weighted average common shares
  outstanding                        3,565,683          3,481,088
                                    ==========         ==========


See notes to condensed financial statements.
/TABLE

TIMBERLINE SOFTWARE CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
- ----------------------------------------------------------------

                                          1995          1994
                                       ----------    -----------
Net cash provided by
  operating activities                 $  958,323     $1,325,290
                                       ----------     ----------

Cash flows from investing
  activities:
Payments for property
  and equipment                          (294,156)      (243,530)
Capitalized software costs                 (8,686)       (84,331)
Proceeds from temporary
  cash investments                      1,500,000
Purchase of temporary
  cash investments                     (1,947,948)
Other investing activities                  1,463          2,431
                                       -----------    ----------

Net cash used in investing
  activities                             (749,327)      (325,430)
                                       -----------    ----------

Cash flows from financing
  activities:
Proceeds from issuance of
  common stock                             10,000         99,135
Common stock reacquired                  (159,750)
Dividends paid                            (68,417)
                                       -----------    ----------

Net cash provided by (used in)
  financing activities                   (218,167)        99,135
                                       -----------    ----------

Net increase (decrease) in cash
  and cash equivalents                     (9,171)     1,098,995
Cash and cash equivalents,
  beginning of the year                 1,411,611      2,336,471
                                       -----------    ----------

Cash and cash equivalents,
  end of period                        $1,402,440     $3,435,466
                                       ==========     ==========

Supplemental information:
Cash paid during the period for:
  Income taxes                         $  497,327     $  150,430
  Interest expense                            112             --

See notes to condensed financial statements.

TIMBERLINE SOFTWARE CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
- ----------------------------------------------------------------

1.   Condensed financial statements

     Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from these condensed financial statements. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1994. The balance sheet at December 31, 1994 has been condensed from the audited balance sheet as of that date. The results of operations for the three months ended March 31, 1995 and 1994 are not necessarily indicative of the operating results for the full year.

     In the opinion of management, all adjustments, consisting of normal recurring adjustments, have been made to present fairly the Company's financial position at March 31, 1995 and the results of its operations and its cash flows for the three months ended March 31, 1995 and 1994.

2.   Subsequent event: Stock split

     On April 25, 1995, the Company's Board of Directors approved a three-for-two stock split to shareholders of record on May 5, 1995. The number of shares issued as of March 31, 1995 and December 31, 1994 as shown on the condensed balance sheets and the earnings per share amounts and weighted common shares outstanding shown on the condensed statements of operations for the three months ended March 31, 1995 and 1994 have been retroactively adjusted to reflect this change.

Item 2.   Management's Discussion and Analysis or Plan of
          Operation

TIMBERLINE SOFTWARE CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
- ----------------------------------------------------------------

Results of Operations
- ---------------------

NET REVENUE. Net revenue increased 26 percent to $5,894,000 in the three months ended March 31, 1995 compared to $4,683,000 in the comparable period in 1994. The major component of net revenue, software sales, increased 14 percent to $3,062,000 in the 1995 period from $2,689,000 in the 1994 period, primarily due to increased sales of construction accounting software, particu-larly Construction Gold. Construction Gold sales increased 51 percent in the three months ended March 31, 1995 over the same period in 1994. Sales of estimating and property management software also increased slightly during the three months ended March 31, 1995, but were partially offset by a decrease in sales of architect and engineer software. Software sales represented 52 percent of net revenue in the three months ended March 31, 1995 compared to 57 percent of net revenue in the same period in 1994.

Service fees from maintenance, support and training, which represented 46 and 41 percent of net revenue for the three months ended March 31, 1995 and 1994, respectively, increased 44 percent to $2,729,000 in the 1995 period from $1,897,000 in the 1994 period. The increases in service fees was due principally to increased maintenance and support fees resulting from the Company's larger customer base, an expanded number of training classes offered by the Company and increased demand for on-site consulting services. The Company anticipates that service fees will continue to represent a significant percentage of net revenue as the Company's installed customer base continues to increase.

COST OF REVENUE. Cost of revenue decreased to 11 percent of net revenue for the three months ended March 31, 1995 from 13 percent for the comparable period in 1994. This decrease primarily resulted from service fees representing a greater percentage of net revenue in the 1995 period. Most of the costs associated with service fees are accounted for as customer support expenses.

OPERATING EXPENSES. Operating expenses increased 22 percent to $4,949,000 for the three months ended March 31, 1995 from $4,064,000 for the same period in 1994. Customer support expenses increased 25 percent to $1,196,000 for the three months ended March 31, 1995 from $959,000 for the same period in 1994, primarily due to additional personnel required to handle the increased demand for support, consulting and training services resulting from increased sales of Construction Gold software. The Company anticipates continued increases in customer support expenses in order to meet the demands of its customers and to maintain a high quality level of service.

Product development expenses increased 41 percent to $1,249,000 for the three months ended March 31, 1995 from $887,000 for the same period in 1994, primarily due to additional personnel necessary to maintain the Company's existing products and to develop and test new software products in the graphical user interface ("GUI") environment. Additional personnel were also needed to meet the Company's software development schedule due to the complexity involved in developing and testing GUI software products. The Company anticipates that eventually all of its products will operate in the GUI environment and that additional personnel will be required in the product development area in 1995.

Sales and marketing expenses increased 8 percent to $1,418,000 in the three months ended March 31, 1995 from $1,316,000 for the same period in 1994, primarily due to increased personnel in the sales and telemarketing areas. As a percentage of net revenue, sales and marketing expenses declined to 24 percent in the 1995 period from 28 percent in the 1994 period.

General and administrative expenses increased 20 percent to $1,086,000 for the three months ended March 31,1995 from $903,000 for the same period in 1994, but declined, as a percentage of net revenue, to 18 percent in 1995 from 19 percent in 1994. The increase in general and administrative expenses in the three months ended March 31, 1995 was due primarily to the addition of $175,000 to the allowance for bad debts for a receivable from a large Canadian customer that has filed for bankruptcy protection. It is uncertain at this time if any recovery will be made on this account.

OTHER INCOME. Other income increased 85 percent to $85,000 for the three months ended March 31, 1995 from $46,000 for the comparable period in 1994, primarily due to larger amounts of investable funds and higher interest rates earned on cash investments.


Capital Resources and Liquidity
- -------------------------------

During the three months ended March 31, 1995, net cash provided by operations was $958,000 compared to $1,325,000 for the same period in 1994. Working capital remained relatively constant since December 31, 1994 and was $2,067,000 at March 31, 1995. Cash, cash equivalents and temporary cash investments, which represented 44 percent of the Company's total assets at March 31, 1995, increased $439,000 during the three months due principally to the increase in cash provided by operations. Net accounts receivable at March 31, 1995 decreased $647,000, reflecting a seasonal decline in sales in the first quarter of 1995 and the addition of $175,000 to the allowance for doubtful accounts discussed above. Other current assets increased $126,000 during the three months ended March 31, 1995, primarily due to an increase in deferred tax assets and prepaid expenses.

Accrued income taxes decreased $270,000 during the three months ended March 31, 1995, primarily as a result of the payment of federal income taxes owed for 1994. Deferred revenues increased $603,000 in the same period, primarily due to increased billings for annual maintenance and support services. Revenue from these billings is recognized monthly over the term of the contracts. Accrued employee expenses decreased $387,000 during the first quarter of 1995, primarily as a result of the payment of the Company's 1994 contribution to its 401(k) plan and payments to employees of 1994 profit sharing bonuses.

The Company repurchased 27,000 shares of Common Stock during the three months ended March 31, 1995. As of that date, the Company's Board of Directors had authorized management to repurchase up to 188,250 additional shares on the open market. The number of shares has been adjusted to reflect a three-for-two stock split to shareholders of record as of May 5, 1995. See
Note 2 of Notes to Condensed Financial Statements.

In January 1995, the Company declared a quarterly cash dividend of $68,000, which represented $.03 per share before giving effect to the three-for-two stock split.

As of March 31, 1995, the Company had expended $294,000 of its 1995 capital expenditure budget of $1,200,000 for computer and telecommunication equipment. Subsequent capital expenditures in 1995 are expected to be funded through current cash balances and cash provided from operations. The Company has a $1,000,000 working capital line of credit that expires in May 1996. At March 31, 1995, there were no outstanding borrowings under the line of credit.

PART II.  Other Information

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits

         (27)  Financial Data Schedule

     (b)  Reports on Form 8-K

             No Form 8-K was filed during the three months ended
             March 31, 1995.


                           SIGNATURES

In accordance with the requirements of the Securities Exchange
Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                    TIMBERLINE SOFTWARE CORPORATION
                    -------------------------------
                            (Registrant)

                    /s/ Thomas P. Cox
Date May 11, 1995   _____________________________
                    Thomas P. Cox, Senior Vice President-Finance
                    (Chief Financial Officer)

                           FORM 10-QSB


                          Exhibit Index


Exhibit                                      Page
- -------                                      ----

(27)   Financial Data Schedule               12