Form 10QSB
period 1995-06-30
TIMBERLINE SOFTWARE CORPORATION
filed 1995-08-11
CIK 314436

             U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-QSB

     [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          For the Quarterly Period Ended June 30, 1995.

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

At August 4, 1995, 3,431,161 shares of common stock of the registrant were outstanding.


Transitional Small Business Disclosure Format (Check one):

Yes [ ]  No [x]

TIMBERLINE SOFTWARE CORPORATION
FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995
TABLE OF CONTENTS
- ---------------------------------------------------------


PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements
          Condensed balance sheets, June 30, 1995 and
            December 31, 1994 ............................... 3
          Condensed statements of operations for the three
            months ended June 30, 1995 and 1994 ............. 4
          Condensed statements of operations for the six
            months ended June 30, 1995 and 1994 ............. 5
          Condensed statements of cash flows for the six
            months ended June 30, 1995 and 1994 ............. 6
          Notes to condensed financial statements ........... 7

Item 2.   Management's Discussion and Analysis or
            Plan of Operation ............................... 8

PART II. OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of
            Security Holders ............................... 12

Item 6.   Exhibits and Reports on Form 8-K ................. 12

SIGNATURES ................................................. 12

EXHIBIT INDEX .............................................. 13

PART I. Financial Information
Item 1.  Financial Statements

TIMBERLINE SOFTWARE CORPORATION
CONDENSED BALANCE SHEETS
JUNE 30, 1995 AND DECEMBER 31, 1994
- ----------------------------------------------------------------

                                      June 30,   December 31,
                                        1995            1994
                               -----------      -----------
ASSETS
- ------
Current assets:
Cash and cash equivalents            $ 2,457,919      $ 1,411,611
Temporary cash investments             3,942,290        3,484,282
Accounts receivable, less allowance
  for doubtful accounts
  (June 30, 1995, $227,552;
  December 31, 1994, $251,982)         2,404,770        3,489,521
Other receivables                        119,575           84,366
Inventories                              207,981          215,655
Other current assets                     704,845          515,819
                                     -----------      -----------
Total current assets                   9,837,380        9,201,254
                                     -----------      -----------

Property and equipment                 5,719,871        5,392,571
  Less accumulated depreciation
  and amortization                     3,334,159        3,039,283
                                     ------------     -----------
  Property and equipment - net         2,385,712        2,353,288
                                     -----------      -----------

Capitalized software costs - net         345,937          480,272

Purchased software - net                 243,175          189,629

Other assets                             110,161          126,054
                                     -----------      -----------
  Total                              $12,922,365      $12,350,497
                                     ===========      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Current liabilities:
Accounts payable                     $   910,411      $   644,545
Accrued commissions/royalties            201,734          166,543
Accrued income taxes                        -             588,685
Deferred revenues                      5,332,118        4,514,684
Accrued employee expenses                680,528          975,919
Other current liabilities                189,557          241,091
                                     -----------      -----------
Total current liabilities              7,314,348        7,131,467
                                     -----------      -----------

Accrued rent expense                      66,935           76,979

Deferred income taxes                    410,000          398,000

Shareholders' equity:
Common stock, without par value
  authorized, 8,000,000 shares;
  issued - June 30, 1995,
  3,426,361 shares; December 31,
  1994, 3,419,040 shares                 342,636          341,904
Additional paid in capital             1,083,181          897,690
Retained earnings                      3,705,265        3,504,457
                                     -----------      -----------
Total shareholders' equity             5,131,082        4,744,051
                                     -----------      -----------
  Total                              $12,922,365      $12,350,497
                                     ===========      ===========
See notes to condensed financial statements.
/TABLE

TIMBERLINE SOFTWARE CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994
- ----------------------------------------------------------------

                                       1995               1994
                                    ----------         ----------
Net revenue                         $5,971,222         $4,901,163
                                    ----------         ----------

Cost and expenses:

Cost of revenue                        720,830            704,643

Customer support                     1,205,616            915,815

Product development                  1,280,961            933,185

Sales and marketing                  1,509,326          1,289,560

General and administrative             893,701            798,901
                                    ----------         ----------

Total cost and expenses              5,610,434          4,642,104
                                    ----------         ----------

Income from operations                 360,788            259,059

Other income                           100,075             30,314
                                    ----------         ----------

Income before income taxes             460,863            289,373

Provision for income taxes             173,000            110,000
                                    ----------         ----------

Net income                          $  287,863         $  179,373
                                    ==========         ==========

Earnings per share                  $      .08         $      .05
                                    ==========         ==========

Weighted average common shares
  outstanding                        3,604,106          3,474,704
                                    ==========         ==========


See notes to condensed financial statements.


TIMBERLINE SOFTWARE CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
- ----------------------------------------------------------------

                                       1995               1994
                                   -----------         ----------
Net revenue                        $11,864,781         $9,584,152
                                   -----------         ----------

Cost and expenses:

Cost of revenue                      1,370,592          1,298,090

Customer support                     2,401,633          1,874,356

Product development                  2,529,734          1,820,393

Sales and marketing                  2,927,240          2,605,280

General and administrative           1,980,027          1,701,632
                                   -----------         ----------

Total cost and expenses             11,209,226          9,299,751
                                   -----------         ----------

Income from operations                 655,555            284,401

Other income                           184,888             76,242
                                   -----------         ----------

Income before income taxes             840,443            360,643

Provision for income taxes             319,000            137,000
                                   -----------         ----------

Net income                         $   521,443         $  223,643
                                   ===========         ==========

Earnings per share                 $       .15         $      .06
                                   ===========         ==========

Weighted average common shares
  outstanding                        3,585,001          3,477,878
                                   ===========         ==========


See notes to condensed financial statements.

TIMBERLINE SOFTWARE CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
- ----------------------------------------------------------------

                                          1995          1994
                                       ----------     ----------
Net cash provided by
  operating activities                 $2,119,139     $2,333,813
                                       ----------     ----------

Cash flows from investing
  activities:
Payments for property
  and equipment                          (472,892)      (739,533)
Capitalized software costs                (20,281)      (152,031)
Proceeds from temporary
  cash investments                      3,000,000
Purchase of temporary
  cash investments                     (3,458,009)
Other investing activities                 12,763          3,936
                                       ----------     ----------

Net cash used in investing
  activities                             (938,419)      (887,628)
                                       ----------     ----------

Cash flows from financing
  activities:
Proceeds from issuance of
  common stock                            196,434        126,785
Common stock reacquired                  (160,098)
Dividends paid                           (170,748)
                                       ----------     ----------

Net cash provided by (used in)
  financing activities                   (134,412)       126,785
                                       ----------     ----------

Net increase in cash
  and cash equivalents                  1,046,308      1,572,970
Cash and cash equivalents,
  beginning of the year                 1,411,611      2,336,471
                                       ----------     ----------

Cash and cash equivalents,
  end of period                        $2,457,919     $3,909,441
                                       ==========     ==========

Supplemental information:
Cash paid during the period for:
  Income taxes                         $  736,827     $  190,705
  Interest expense                            129            209

See notes to condensed financial statements.

TIMBERLINE SOFTWARE CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
- ----------------------------------------------------------------

1.   Condensed financial statements

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from these condensed financial statements. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1994. The balance sheet at December 31, 1994 has been condensed from the audited balance sheet as of that date. The results of operations for the three and six month periods ended June 30, 1995 and 1994 are not necessarily indicative of the operating results for the full year.

     In the opinion of management, all adjustments, consisting of normal recurring adjustments, have been made to present fairly the Company's financial position at June 30, 1995 and the results of its operations and its cash flows for the three and six month periods ended June 30, 1995 and 1994.

2.   Stock split

     On April 25, 1995, the Company's Board of Directors approved a three-for-two stock split to shareholders of record on May 5, 1995. The number of shares issued as of December 31, 1994 as shown on the condensed balance sheets and the earnings per share amounts and weighted common shares outstanding shown on the condensed statements of operations for the three and six month periods ended June 30, 1995 and 1994 have been retroactively adjusted to reflect this change.

Item 2.  Management's Discussion and Analysis or Plan of
Operation

TIMBERLINE SOFTWARE CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
- ----------------------------------------------------------------

Results of Operations
- ---------------------

NET REVENUE. Net revenue increased 22 percent to $5,971,000 in the three months ended June 30, 1995 compared to $4,901,000 in the comparable period in 1994. The major component of net revenue, software sales, increased 18 percent to $3,230,000 in the 1995 period from $2,734,000 in the 1994 period, primarily due to increased sales of construction accounting software, particu-larly Construction Gold. Construction Gold sales increased 36 percent in the three months ended June 30, 1995 over the same period in 1994. Sales of estimating software also increased during the three months ended June 30, 1995, but were partially offset by a slight decrease in sales of architect and engineer and property management software. Software sales represented 54 percent of net revenue in the three months ended June 30, 1995 compared to 56 percent of net revenue in the same period in 1994.

Service fees from maintenance, support and training, which represented 44 and 43 percent of net revenue for the three months ended June 30, 1995 and 1994, respectively, increased 27 percent to $2,656,000 in the 1995 period from $2,087,000 in the 1994 period. The increase in service fees was due principally to increased maintenance and support fees resulting from the Company's larger customer base. The Company anticipates that service fees will continue to represent a significant percentage of net revenue as the Company's installed customer base continues to increase.

For the six months ended June 30, 1995, net revenue increased 24 percent to $11,865,000 from $9,584,000 for the six months ended June 30, 1994. Software sales increased 16 percent to $6,292,000 compared to $5,423,000 in the same period for 1994, primarily due to increased sales of construction accounting software, particularly Construction Gold, and estimating software. Construction Gold software sales increased 43 percent and estimating software sales increased 12 percent in the six months ended June 30, 1995 over the same period in 1994. Property management software sales in the first six months of 1995 remained relatively flat compared to the same period in 1994 while architect and engineer software sales decreased slightly. Software sales represented 53 percent of net revenue during the first six months of 1995 compared to 57 percent of net revenue during the first six months of 1994.

Service fees, which represented 45 percent and 42 percent of net revenue for the six months ended June 30, 1995 and 1994, respectively, increased 35 percent to $5,385,000 in the 1995 period from $3,984,000 in the 1994 period. The increase in service fees was principally due to increased maintenance and support fees resulting from the Company's larger customer base, and to a lesser degree, an expanded number of training classes offered by the Company and increased demand for on-site consulting services.

COST OF REVENUE. Cost of revenue decreased to 12 percent of net revenue for the three and six month periods ended June 30, 1995 from 14 percent for the comparable periods in 1994. This decrease primarily resulted from service fees representing a greater percentage of net revenue in 1995 and lower costs (as a percentage of software sales) related to software sales.

OPERATING EXPENSES. Operating expenses increased 24 percent to $4,890,000 for the three months ended June 30, 1995 from $3,937,000 for the same period in 1994. Operating expenses increased 23 percent to $9,839,000 for the six months ended June 30, 1995 from $8,002,000 for the comparable period in 1994.

Customer support expenses increased 32 percent to $1,206,000 for the three months ended June 30, 1995 from $916,000 for the same period in 1994. Customer support expenses increased 28 percent to $2,402,000 for the six months ended June 30, 1995 from $1,874,000 for the comparable period in 1994. The increases were primarily due to increased personnel, equipment, and telephone costs required to handle the increased demand for support, consulting and training services resulting from increased sales of Construction Gold software. The Company anticipates continued increases in customer support expenses in order to meet the demands of its customers and to maintain a high quality level of service.

Product development expenses increased 37 percent to $1,281,000 for the three months ended June 30, 1995 from $933,000 for the same period in 1994. Product development expenses increased 39 percent to $2,530,000 for the six months ended June 30, 1995 from $1,820,000 for the same period in 1994. The increases were primarily due to additional personnel necessary to maintain the Company's existing products and to develop and test new software products in the graphical user interface ("GUI") environment. Additional personnel were also needed to meet the Company's software development schedule due to the complexity involved in developing and testing GUI software products. The Company anticipates that eventually all of its products will operate in the GUI environment and that additional personnel will be required in the product development area in 1995.

Sales and marketing expenses increased 17 percent to $1,509,000 in the three months ended June 30, 1995 from $1,290,000 for the same period in 1994. Sales and marketing expenses increased 12 percent to $2,927,000 for the six months ended June 30, 1995 from $2,605,000 in the comparable period in 1994. The increases were primarily due to increased personnel costs in the sales and telemarketing areas. As a percent of net revenue, sales and marketing expenses declined to 25 percent in the three months ended June 30, 1995 from 26 percent in the comparable 1994 period. As a percent of net revenue, these expenses declined to 25 percent in the first six months of 1995 from 27 percent in the comparable 1994 period.

General and administrative expenses increased 12 percent to $894,000 for the three months ended June 30,1995 from $799,000 for the same period in 1994, but declined, as a percentage of net revenue, to 15 percent in the three months ended June 30, 1995 from 16 percent in the comparable period in 1994. The increase in general and administrative expenses was due primarily to an increase in bad debt expense and equipment costs.

General and administrative expenses increased 16 percent to $1,980,000 for the six months ended June 30, 1995 from $1,702,000 for the same period in 1994. This was primarily due to a $214,000 increase in bad debt expense over the prior year as the Company wrote off a large amount owed from a Canadian customer in 1995. Despite this, general and administrative expenses, as a percent of net revenue, declined to 17 percent in 1995 from 18 percent in the first six months of 1994.

OTHER INCOME. Other income increased to $100,000 for the three months ended June 30, 1995 from $30,000 for the comparable period in 1994. For the six months ended June 30, 1995, other income increased to $185,000 from $76,000 for the comparable period in 1994. These increases were due to increased interest income as a result of higher interest rates and larger amounts of investable funds.

PROVISION FOR INCOME TAXES. The provision for income taxes increased to $173,000 for the three months ended June 30, 1995 from $110,000 for the same period in 1994. For the six months ended June 30, 1995, the provision for income taxes increased to $319,000 from $137,000 for the comparable period in 1994. These increases were due to the increases in pre-tax income. As a percent of income before income taxes, the provision for income taxes was 38 percent for the three and six months ended June 30, 1995 and 1994.

Capital Resources and Liquidity
- -------------------------------

For the six months ended June 30, 1995, net cash provided by operations was $2,119,000 compared to $2,334,000 for the same period in 1994. Working capital increased to $2,523,000 at June 30, 1995. Cash, cash equivalents and temporary cash investments, which represented 50 percent of the Company's total assets at June 30, 1995, increased $1,504,000 during the first six months of 1995 due principally to the increase in cash provided by operations. Net accounts receivable at June 30, 1995 decreased $1,085,000, since December 31, 1994 reflecting a seasonal decline in sales in June 1995 compared to December 1994 and the write-off of a large receivable from a Canadian customer. Other current assets increased $189,000 primarily due to an increase in prepaid expenses.

Accounts payable increased $266,000 during the first six months of 1995 primarily due to larger amounts owed to the vendor which provides order assembly and shipping services to the Company. Accrued income taxes decreased $589,000 during the first six months of 1995 primarily as a result of the payment of federal income taxes owed for 1994 and estimated income tax payments for 1995. Deferred revenues increased $817,000 in the same period primarily due to increased billings for annual maintenance and support services. Revenue from these billings is recognized monthly over the term of the contracts. Accrued employee expenses decreased $295,000 during the first six months of 1995 primarily due to lower amounts owed to the Company's 401(k) plan and for profit sharing bonuses.

The Company repurchased 27,000 shares of common stock during the six months ended June 30, 1995. As of that date, the Company's
Board of Directors had authorized management to repurchase up to 188,250 additional shares on the open market.

During the first six months of 1995, the Company declared two quarterly cash dividends amounting to $171,000. In July 1995, the Company's Board of Directors declared another cash dividend of $.03 per share.

As of June 30, 1995, the Company had expended $473,000 of its 1995 capital expenditure budget of $1,200,000 for computer and telecommunication equipment. Subsequent capital expenditures in 1995 are expected to be funded through current cash balances and cash provided from operations. The Company has a $1,000,000 working capital line of credit that expires in May 1996. At June 30, 1995, there were no outstanding borrowings under the line of credit.

PART II.  Other Information

Item 4.   Submission of Matters to a Vote of Security Holders

     The Company held its annual meeting of shareholders on April
     25, 1995. Voting common shareholders took the following actions at the meeting:

     1. The shareholders voted to elect the following nominees to the Company's Board of Directors:

                                Votes       Votes       Shares
                                 For       Withheld    Not Voted
          John Gorman          2,119,929      3,527      139,104
          Leslie F. Clarke,II  2,119,929      3,527      139,104
          James A. Meyer       2,119,929      3,527      139,104
          Donald L. Tisdel     2,119,929      3,527      139,104

     2. The shareholders voted to ratify management's selection of auditors for 1995 by the affirmative vote of 2,117,354 shares, with 5,302 shares voting against the proposal, and 139,904 shares not voted.

     The foregoing results do not reflect the three-for-two stock split to shareholders of record on May 5, 1995.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          (27)  Financial Data Schedule

     (b)  Reports on Form 8-K

          No Form 8-K was filed during the three months ended
     June 30, 1995.


                           SIGNATURES

In accordance with the requirements of the Securities Exchange
Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         TIMBERLINE SOFTWARE CORPORATION
                         -------------------------------
                                   (Registrant)

                         /s/ Thomas P. Cox
Dated: August 10, 1995  _____________________________
                        Thomas P. Cox, Senior Vice
                        President-Finance (Chief Financial
                        Officer)

                           FORM 10-QSB


                          Exhibit Index


Exhibit                                      Page
- -------                                      ----

(27)   Financial Data Schedule               14