Form 10QSB
period 1995-09-30
TIMBERLINE SOFTWARE CORPORATION
filed 1995-11-09
CIK 314436

             U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-QSB

     [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          For the Quarterly Period Ended September 30, 1995.

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

At November 3, 1995, 3,459,061 shares of common stock of the registrant were outstanding.


Transitional Small Business Disclosure Format (Check one):

Yes [ ]  No [x]

TIMBERLINE SOFTWARE CORPORATION
FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995
TABLE OF CONTENTS
---------------------------------------------------------------


PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements
          Condensed balance sheets, September 30, 1995 and
            December 31, 1994 ............................... 3
          Condensed statements of operations for the three
            months ended September 30, 1995 and 1994 ........ 4
          Condensed statements of operations for the nine
            months ended September 30, 1995 and 1994 ........ 5
          Condensed statements of cash flows for the nine
            months ended September 30, 1995 and 1994 ........ 6
          Notes to condensed financial statements ........... 7

Item 2.   Management's Discussion and Analysis or
            Plan of Operation ............................... 8

PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K ................. 12

SIGNATURES ................................................. 12

EXHIBIT INDEX .............................................. 13

PART I. Financial Information
Item 1.  Financial Statements

TIMBERLINE SOFTWARE CORPORATION
CONDENSED BALANCE SHEETS
SEPTEMBER 30, 1995 AND DECEMBER 31, 1994
----------------------------------------------------------------

                                     September 30,    December 31,
                                         1995            1994
                                     -----------      -----------
ASSETS
------
Current assets:
Cash and cash equivalents            $ 2,947,977      $ 1,411,611
Temporary cash investments             3,473,045        3,484,282
Accounts receivable, less allowance
  for doubtful accounts
  (September 30, 1995, $210,139;
  December 31, 1994, $251,982)         2,609,171        3,489,521
Other receivables                         84,273           84,366
Inventories                              305,900          215,655
Other current assets                     790,528          515,819
                                     -----------      -----------
Total current assets                  10,210,894        9,201,254
                                     -----------      -----------

Property and equipment                 5,695,784        5,392,571
  Less accumulated depreciation
  and amortization                     3,319,186        3,039,283
                                     ------------     -----------
  Property and equipment - net         2,376,598        2,353,288
                                     -----------      -----------

Capitalized software costs - net         322,021          480,272

Purchased software - net                 226,944          189,629

Other assets                              99,943          126,054
                                     -----------      -----------
  Total                              $13,236,400      $12,350,497
                                     ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
Accounts payable                     $   588,085      $   644,545
Accrued commissions/royalties            143,348          166,543
Accrued income taxes                        -             588,685
Deferred revenues                      5,462,978        4,514,684
Accrued employee expenses                850,550          975,919
Other current liabilities                198,248          241,091
                                     -----------      -----------
Total current liabilities              7,243,209        7,131,467
                                     -----------      -----------

Accrued rent expense                      61,913           76,979

Deferred income taxes                    384,000          398,000

Shareholders' equity:
Common stock, without par value
  authorized, 8,000,000 shares;
  issued - September 30, 1995,
  3,459,061 shares; December 31,
  1994, 3,419,040 shares                 345,906          341,904
Additional paid in capital             1,304,997          897,690
Retained earnings                      3,896,375        3,504,457
                                     -----------      -----------
Total shareholders' equity             5,547,278        4,744,051
                                     -----------      -----------
  Total                              $13,236,400      $12,350,497
                                     ===========      ===========

See notes to condensed financial statements.
TIMBERLINE SOFTWARE CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
----------------------------------------------------------------

                                       1995               1994
                                    ----------         ----------
Net revenue                         $5,766,128         $5,491,851
                                    ----------         ----------

Cost and expenses:

Cost of revenue                        537,488            783,215

Customer support                     1,292,178          1,019,401

Product development                  1,247,164          1,055,492

Sales and marketing                  1,462,365          1,367,846

General and administrative             887,776            791,093
                                    ----------         ----------

Total cost and expenses              5,426,971          5,017,047
                                    ----------         ----------

Income from operations                 339,157            474,804

Other income                            84,888             41,275
                                    ----------         ----------

Income before income taxes             424,045            516,079

Provision for income taxes             130,000            204,000
                                    ----------         ----------

Net income                          $  294,045         $  312,079
                                    ==========         ==========

Earnings per share                  $      .08         $      .09
                                    ==========         ==========

Weighted average common shares
  outstanding                        3,682,468          3,477,068
                                    ==========         ==========


See notes to condensed financial statements.


TIMBERLINE SOFTWARE CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
----------------------------------------------------------------

                                       1995               1994
                                   -----------        -----------
Net revenue                        $17,630,909        $15,076,003
                                   -----------        -----------

Cost and expenses:

Cost of revenue                      1,908,080          2,081,305

Customer support                     3,693,811          2,893,757

Product development                  3,776,898          2,875,885

Sales and marketing                  4,389,605          3,973,126

General and administrative           2,867,803          2,492,725
                                   -----------        -----------

Total cost and expenses             16,636,197         14,316,798
                                   -----------        -----------

Income from operations                 994,712            759,205

Other income                           269,776            117,518
                                   -----------        -----------

Income before income taxes           1,264,488            876,723

Provision for income taxes             449,000            341,000
                                   -----------        -----------

Net income                         $   815,488        $   535,723
                                   ===========        ===========

Earnings per share                 $       .23        $       .15
                                   ===========        ===========

Weighted average common shares
  outstanding                        3,617,847          3,477,605
                                   ===========        ===========


See notes to condensed financial statements.

TIMBERLINE SOFTWARE CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
----------------------------------------------------------------

                                          1995          1994
                                       ----------     ----------
Net cash provided by
  operating activities                 $2,329,662     $3,165,056
                                       ----------     ----------

Cash flows from investing
  activities:
Payments for property
  and equipment                          (749,964)    (1,038,274)
Capitalized software costs                (58,021)      (170,451)
Proceeds from temporary
  cash investments                      3,500,000
Purchase of temporary
  cash investments                     (3,488,763)      (974,734)
Other investing activities                 15,713          4,236
                                       ----------     ----------

Net cash used in investing
  activities                             (781,035)    (2,179,223)
                                       ----------     ----------

Cash flows from financing
  activities:
Proceeds from issuance of
  common stock                            421,520        126,785
Common stock reacquired                  (160,098)      (140,000)
Dividends paid                           (273,683)
                                       ----------     ----------

Net cash used in
  financing activities                    (12,261)       (13,215)
                                       ----------     ----------

Net increase in cash
  and cash equivalents                  1,536,366        972,618
Cash and cash equivalents,
  beginning of the year                 1,411,611      2,336,471
                                       ----------     ----------

Cash and cash equivalents,
  end of period                        $2,947,977     $3,309,089
                                       ==========     ==========

Supplemental information:
Cash paid during the period for:
  Income taxes                         $1,034,150     $  301,266
  Interest expense                            129          2,554


See notes to condensed financial statements.

TIMBERLINE SOFTWARE CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
----------------------------------------------------------------

1.   Condensed financial statements

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from these condensed financial statements. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1994. The balance sheet at December 31, 1994 has been condensed from the audited balance sheet as of that date. The results of operations for the three and nine month periods ended September 30, 1995 and 1994 are not necessarily indicative of the operating results for the full year.

     In the opinion of management, all adjustments, consisting of normal recurring adjustments, have been made to present fairly the Company's financial position at September 30, 1995 and the results of its operations and its cash flows for the three and nine month periods ended September 30, 1995 and 1994.

2.   Stock split

     On April 25, 1995, the Company's Board of Directors approved a three-for-two stock split to shareholders of record on May 5, 1995. The number of shares issued as of December 31, 1994 as shown on the condensed balance sheets and the earnings per share amounts and weighted common shares outstanding shown on the condensed statements of operations for the three months ended September 30, 1994 and the nine month periods ended September 30, 1995 and 1994 have been retroactively adjusted to reflect this change.

Item 2.  Management's Discussion and Analysis or Plan of
         Operation

TIMBERLINE SOFTWARE CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
----------------------------------------------------------------

Results of Operations
---------------------

NET REVENUE. Net revenue increased 5 percent to $5,766,000 in the three months ended September 30, 1995 compared to $5,492,000 in the comparable period in 1994. The major component of net revenue, software sales, decreased 1 percent to $3,071,000 in the 1995 period from $3,115,000 in the 1994 period. Construction Gold software sales increased 28 percent in the three months ended September 30, 1995 over the same period in 1994. However, there was also a sharp decline in property management software sales due to large national account software sales in the 1994 period which did not reoccur in the 1995 period. Software sales represented 53 percent of net revenue in the three months ended September 30, 1995 compared to 57 percent of net revenue in the comparable period in 1994.

Service fees from maintenance, support and training, which represented 45 and 42 percent of net revenue for the three months ended September 30, 1995 and 1994, respectively, increased 14 percent to $2,618,000 in the 1995 period from $2,305,000 in the 1994 period. The increase in service fees was principally due to increased maintenance and support fees resulting from the Company's larger customer base. This increase was offset by a decline in on-site training fees from national accounts which have purchased the Company's property management software. The Company anticipates that service fees will continue to represent a significant percentage of net revenue as the Company's installed customer base continues to increase.

For the nine months ended September 30, 1995, net revenue increased 17 percent to $17,631,000 from $15,076,000 for the nine months ended September 30, 1994. Software sales increased 10 percent to $9,363,000 compared to $8,538,000 in the same period for 1994, primarily due to increased sales of construction accounting software, particularly Construction Gold, and estimating software. Construction Gold software sales increased 40 percent and estimating software sales increased 11 percent in the nine months ended September 30, 1995 over the same period in 1994. Property management software sales in the first nine months of 1995 dropped significantly compared to the same period in 1994 due to a sharp decline in sales to national accounts in the third quarter of 1995 as discussed above. Architect and engineer software sales also declined in the 1995 period compared to the 1994 period. Software sales represented 53 percent of total revenue for the first nine months of 1995 compared to 57 percent for the same period in 1994.

Service fees, which represented 45 percent and 42 percent of net revenue for the nine months ended September 30, 1995 and 1994, respectively, increased 27 percent to $8,003,000 in the 1995 period from $6,289,000 in the 1994 period. The increase in service fees was principally due to increased maintenance and support fees resulting from the Company's larger customer base.

COST OF REVENUE. Cost of revenue decreased to 9 percent of net revenue for the three months ended September 30, 1995 compared to 14 percent for the comparable period in 1994. For the nine months ended September 30, 1995, cost of revenue decreased to 11 percent of net revenue from 14 percent for the same period in 1994. These decreases were due primarily to service fees representing a greater percentage of net revenue in the 1995 periods, lower costs and royalties associated with software sales and a refund for services rendered from a vendor which provided software assembly and shipping services to the Company.

OPERATING EXPENSES. Operating expenses increased 15 percent to $4,889,000 for the three months ended September 30, 1995 from $4,234,000 for the same period in 1994. Operating expenses increased 20 percent to $14,728,000 for the nine months ended September 30, 1995 from $12,235,000 for the comparable period in 1994.

Customer support expenses increased 27 percent to $1,292,000 for the three months ended September 30, 1995 from $1,019,000 for the same period in 1994. Customer support expenses increased 28 percent to $3,694,000 for the nine months ended September 30, 1995 from $2,894,000 for the comparable period in 1994. The increases were primarily due to increased personnel, equipment, and telephone costs required to handle the increased demand for support, consulting and training services resulting from increased sales of Construction Gold software. The Company anticipates continued increases in customer support expenses in order to meet the demands of its customers and to maintain a high quality level of service.

Product development expenses increased 18 percent to $1,247,000 for the three months ended September 30, 1995 from $1,055,000 for the same period in 1994. Product development expenses increased 31 percent to $3,777,000 for the nine months ended September 30, 1995 from $2,876,000 for the same period in 1994. The increases were primarily due to additional personnel necessary to maintain the Company's existing products and to develop and test new software products in the graphical user interface ("GUI") environment. Additional personnel were also needed to meet the Company's software development schedule due to the complexity involved in developing and testing GUI software products. The Company anticipates that eventually all of its products will operate in the GUI environment.

Sales and marketing expenses increased 7 percent to $1,462,000 in the three months ended September 30, 1995 from $1,368,000 for the same period in 1994. Sales and marketing expenses increased 10 percent to $4,390,000 for the nine months ended September 30, 1995 from $3,973,000 in the comparable period in 1994. The increases were primarily due to increased personnel costs in the sales and telemarketing areas. As a percent of net revenue, sales and marketing expenses remained constant at 25 percent in the three months ended September 30, 1995 and 1994. As a percent of net revenue, these expenses declined to 25 percent in the first nine months of 1995 from 26 percent in the comparable 1994 period.

General and administrative expenses increased 12 percent to $888,000 for the three months ended September 30,1995 from $791,000 for the same period in 1994 and increased, as a percentage of net revenue, to 15 percent in the three months ended September 30, 1995 from 14 percent for the comparable period in 1994. The increase in general and administrative expenses was due primarily to an increase in personnel and equipment costs.

General and administrative expenses increased 15 percent to $2,868,000 for the nine months ended September 30, 1995 from $2,493,000 for the same period in 1994. This was primarily due to a $204,000 increase in bad debt expense over the prior year as the Company wrote off a large amount owed from a Canadian customer in 1995. Despite this, general and administrative expenses, as a percent of net revenue, declined to 16 percent in 1995 from 17 percent in the first nine months of 1994.

OTHER INCOME. Other income increased to $85,000 for the three months ended September 30, 1995 from $41,000 for the comparable period in 1994. For the nine months ended September 30, 1995, other income increased to $270,000 from $118,000 for the comparable period in 1994. These increases were due to increased interest income as a result of larger amounts of investable funds.

PROVISION FOR INCOME TAXES. As a percent of income before income taxes, the provision for income taxes was 31 percent for the three months ended September 30, 1995 compared to 40 percent for the comparable period in 1994. For the nine months ended September 30, 1995 and 1994, these percentages were 36 percent and 39 percent, respectively. The decrease in the year-to-date tax percentage in 1995 was due primarily to a lower state tax rate in 1995 and an increase in research tax credits. The decrease in the tax percentage rate for the three months ended September 30, 1995 was due primarily to the factors discussed above and the effect of changing the year-to-date income tax provision to the revised estimated income tax rate for 1995.

Capital Resources and Liquidity
-------------------------------

For the nine months ended September 30, 1995, net cash provided by operations was $2,330,000 compared to $3,165,000 for the same period in 1994. This decrease, despite the increase in net income in 1995 over the same period in 1994, was primarily due to the increase in income tax payments in 1995. Working capital increased to $2,968,000 at September 30, 1995. Cash, cash equivalents and temporary cash investments, which represented 49 percent of the Company's total assets at September 30, 1995, increased $1,525,000 during the first nine months of 1995 due principally to the increase in cash provided by operations. Net accounts receivable at September 30, 1995 decreased $880,000 since December 31, 1994 reflecting a seasonal decline in sales in September 1995 compared to December 1994 and the write-off of a large receivable from a Canadian customer. Other current assets increased $275,000 primarily due to an increase in prepaid expenses.

Accrued income taxes decreased $589,000 during the first nine months of 1995 as a result of the payment of federal income taxes owed for 1994 and estimated income tax payments for 1995. Deferred revenues increased $948,000 in the same period primarily due to increased billings for annual maintenance and support services. Revenue from these billings is recognized monthly over the term of the contracts. Accrued employee expenses decreased $125,000 during the first nine months of 1995 primarily due to lower amounts owed for profit sharing bonuses.

The Company repurchased 27,000 shares of Common Stock during the nine months ended September 30, 1995. As of that date, the Company's Board of Directors had authorized management to repurchase up to 188,250 additional shares on the open market.

During the first nine months of 1995, the Company declared three quarterly cash dividends amounting to $274,000. In October 1995, the Company's Board of Directors declared another cash dividend of $.03 per share.

As of September 30, 1995, the Company had expended $750,000 of its 1995 capital expenditure budget of $1,200,000 for computer and telecommunication equipment. The Company anticipates that it will not spend all that it had budgeted in 1995 as some expenditures will be delayed until 1996. Subsequent capital expenditures in 1995 are expected to be funded through current cash balances and cash provided from operations. The Company has a $1,000,000 working capital line of credit that expires in May 1996. At September 30, 1995, there were no outstanding borrowings under the line of credit.

PART II.  Other Information


Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          (27)  Financial Data Schedule

     (b)  Reports on Form 8-K

          No Form 8-K was filed during the three months ended
          September 30, 1995.


                           SIGNATURES

In accordance with the requirements of the Securities Exchange
Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        TIMBERLINE SOFTWARE CORPORATION
                        -------------------------------
                                (Registrant)

                        /s/ Thomas P. Cox
Dated: November 9, 1995 _____________________________
                        Thomas P. Cox, Senior Vice
                        President-Finance (Chief Financial
                        Officer)

                           FORM 10-QSB


                          Exhibit Index


Exhibit                                      Page
-------                                      ----

(27)   Financial Data Schedule               14