Form 10KSB40
period 1995-12-31
TIMBERLINE SOFTWARE CORPORATION
filed 1996-03-28
CIK 314436

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

       [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 1995.

      [    ]  TRANSITION  REPORT  UNDER  SECTION  13 or 15(d) OF THE  SECURITIES
              EXCHANGE  ACT OF 1934

            For the transition period from         to           .
                                          --------    ----------

                         Commission File Number 0-16376

                         TIMBERLINE SOFTWARE CORPORATION
                 (Name of small business issuer in its charter)

            Oregon                                 93-0748489
      (State or other jurisdiction of          (I.R.S. Employer
      incorporation or organization)          Identification No.)

                9600 S.W. Nimbus Avenue, Beaverton, Oregon 97008
               (Address of principal executive offices) (Zip code)

                                 (503) 626-6775
                            Issuer's telephone number

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, without par value
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or any amendment to this Form 10-KSB. [x]

Issuer's revenues for its most recent fiscal year: $24,819,365

At March 8, 1996, 3,459,061 shares of common stock of the registrant were outstanding. On such date, the aggregate market value of the voting stock held by non-affiliates of the registrant was $25,577,128.

                DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant's Proxy Statement dated March 15, 1996, prepared in connection with the Annual Meeting of Shareholders to be held on April 23, 1996 are incorporated by reference into Part III of this Report.

Transitional Small Business Disclosure Format (Check one):

Yes [ ]  No [x]

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

     GENERAL

Timberline  (R)  Software   Corporation  (the  "Company"  or  "Timberline")  was
incorporated in Oregon in 1979. The Company changed its name from Timberline Systems, Inc. in 1986.

Timberline develops, markets, and supports accounting and management information computer software primarily for the construction, property management, and architects and engineers industries. The software is designed to work on stand alone microcomputers (commonly referred to as personal computers or "PCs") or in a network of microcomputers. The Company's software operates in Microsoft(R)'s DOS, Microsoft's Windows(R), and IBM's OS/2(R) operating environments. Timberline also provides a range of support services for users of its software, including annual maintenance and support contracts, classroom training at its corporate offices and at various sites throughout the United States, and on-site training and consulting.

SOFTWARE PRODUCTS
The Company maintains four software product lines - construction accounting, estimating, property management, and architects and engineers.

CONSTRUCTION ACCOUNTING
The construction accounting software is composed of two different levels of software. The Medallion(R) line of software was first released in 1984 and operates only in the DOS operating environment. The Medallion line was designed specifically for the home builder/remodeler and small to medium-sized general and specialty contractors. The other level of software, Construction Gold (now called Gold Extended Edition), was released in October 1992, and operates in the Windows and OS/2 operating environments. This line of software was designed specifically to handle the accounting and management information needs for medium to large-sized construction companies and for other users with more advanced accounting and management information requirements. The Company believes that it is the first major software company to develop software for construction companies utilizing the advanced capabilities of the OS/2 and Windows operating environments.

Both levels of software are designed around a core set of accounting-oriented applications (such as general ledger, job cost, accounts payable, accounts receivable and payroll). Additional features were added to the software to meet the industry-specific needs of construction companies. The various applications are fully integrated allowing for data entered into one application to be accessed and entered electronically into another application. The Construction Gold software has additional features and capabilities for users with more complex needs, including executive inquiry and customized summary reporting capabilities.

An equipment management software application for Construction Gold was released at the end of 1995. This application is critical to equipment- intensive construction companies. With the release of this application, Timberline believes it will be able to meet the accounting and management information needs of the heavy/highway segment of the construction industry.

ESTIMATING
Estimating software allows an estimator to compile a bid on construction projects based on certain parameters such as the architectural design, building materials required and material and labor costs. In 1987, Timberline introduced the Precision Collection(R), a family of integrated estimating software applications. It is also fully integrated with the Company's Medallion collection of accounting software products. The Company's estimating software product has established itself as one of the leading estimating software packages on the market today.

Since its introduction, the Company has interfaced its estimating product with other vendors' software in the computer-aided drafting ("CAD") field. In 1989, Timberline released software that allows a user to compile an estimate directly from Autodesk's AutoCAD(R) system. The estimating software is also able to interface with scheduling software developed by Microsoft and by Primavera Systems(R).

The Company also sells databases and other software developed by other companies which complement its estimating software products. The Company pays royalties to these companies based on quantities of the databases and other software sold.

The Company has integrated its estimating software with software of other CAD developers and other externally developed databases. The Company intends to continue to maintain and enhance the estimating product line. In 1994, the Company released a new feature, called Modeling, for its estimating product line. This application allows an estimator to make more accurate preliminary estimates and to reduce the amount of time required to refine the estimate as more parameters to the project are added or modified.

Timberline is also developing estimating software that will operate in the Windows environment. This software is currently scheduled for release in 1996.

PROPERTY MANAGEMENT
The Company's property management software is an accounting and management information system used by managers of residential and commercial properties. It provides information to the managers regarding revenues and expenses of various properties and generates financial reports about the properties to the various owners, as well as reports containing other tenant and lease information about the properties. The Company's primary software for property managers, Property Management Gold, was released in 1988. This software was designed for the medium to large-sized property management companies. The software operates in the OS/2 and Windows NT(TM) operating environments. The Company's other major software for residential property managers, SitePro, was released in 1992. This software was designed specifically for on-site managers of residential properties to enable them to track financial and tenant information. This information can then be electronically transferred to the home office for compilation and review with other managed properties.

During the past several years, the Company has enhanced the software and has developed additional software to complement the core applications of Property Management Gold. Timberline is currently developing applications of the software that will operate in the Windows operating environment which will take advantage of the graphical user interface (GUI) capabilities of that environment. The Company is no longer developing property management software in the OS/2 environment.

ARCHITECTS AND ENGINEERS
The Company's architects and engineers software is an accounting and management information system for architectural and engineering firms. The software provides the basic accounting information along with the capability to generate billing information on a project basis.

The software, called AEasy and AEasy Plus, was developed by an outside developer using the Company's software standards and tools. The Company pays royalties to the developer based on the quantity of software sold. This software was initially released in 1987.

In 1994, the Company released an architects and engineers software application called TimeTrax which enhances and streamlines the process of time entry into systems that track billable time and labor costs. The Company is continuing development work for its next generation of software for the architectural and engineering firms, which will take advantage of GUI capabilities.

In 1994, all Timberline software products were upgraded to comply with Open Database Connectivity (ODBC), a data exchange methodology developed by Microsoft that has been accepted as an industry standard. ODBC allows customers to directly access information stored in Timberline data format by using standard word processing, spreadsheet and database applications.

CUSTOMER SUPPORT SERVICES
Users of the Company's software may purchase maintenance and support services from the Company. Maintenance contracts allow the user to obtain program changes and enhancements as they are released. Support contracts allow the user to obtain telephone access to the Company's customer support department for answering application-related questions. In addition, users may pay a fee to attend classes on the use of the Company's software, to obtain customized training at the user's place of business and for other consulting services.

These service fees have become a significant percentage of the Company's total revenue. In 1995 and 1994, service fees comprised 44 and 41 percent, respectively, of total revenue compared to 23 percent of total revenue in 1988. The Company is committed to maintaining a high level of quality related to customer support services. At the end of 1995, 36 percent of the Company's employees were directly associated with customer support.

SALES/DISTRIBUTION
The Company licenses its software products and sells its services primarily in the United States. The Company also licenses its software products into Canada, Australia, New Zealand, and other foreign countries. Revenue from these foreign countries has not been significant, comprising less than 10 percent of the Company's total revenue.

Product distribution is primarily handled by value added dealers and distributors. The Company also maintains a direct sales force to complement its dealer channel and to handle sales to national accounts and other large companies.

Timberline maintains a telemarketing staff for selling maintenance and support service contracts and classroom training to its user base. On-site consulting fees are generated from requests for services from the users to the Company's sales and customer support staff. On-site consulting fees are primarily generated from the Company's national accounts and other large companies utilizing the Company's software.

Unfilled orders for software products at December 31, 1995 and 1994 were not significant. The Company typically ships software products within three days of receipt of the order.

PRODUCTION
The principal materials and components used in the Company's software products are computer media and user manuals. For each product, the Company prepares masters of the software on computer diskettes and of the user manuals. Substantially all copies of the software and user manuals are made by outside vendors. The Company also relies on outside vendors to provide software assembly and shipping services.

COMPETITION
The software market is highly competitive and subject to change because of the rapid technological changes in the computer industry. The number of software vendors with which the Company competes varies from product to product and from region to region within the United States. The Company believes that it is the major supplier of construction accounting and estimating software in the construction industry and is also one of the leading suppliers of accounting and management information software in the property management and architect and engineer industries.

The Company believes that its emphasis on producing high quality software products that are flexible and user-friendly enables the Company to compete effectively. In addition, the Company believes it provides very responsive customer support service to its end users, which enhances the marketability of its products.

PRODUCT PROTECTION
The Company regards its software as proprietary and attempts to protect it by relying upon copyrights, trade secret laws, internal nondisclosure agreements and transferability restrictions incorporated into its software license agreements. The Company provides its software products under a perpetual paid-up license agreement. Title does not transfer to the customer. Program source listings are not released, which the Company believes further protects unauthorized transfers of the Company's proprietary information, as well as the confidentiality of the Company's trade secrets. The Company also uses a combination of software programming and hardware devices to protect some of its products from unauthorized use or duplication. Despite these restrictions, it may be possible for competitors or users to copy aspects of the Company's products or to obtain information which the Company regards as proprietary. The Company has no patents. Although the Company's competitive position may be adversely affected by unauthorized use of its proprietary information, the Company believes that the rapid pace of technological change in the computer industry makes intellectual property protection of less significance than such factors as the knowledge and experience of management personnel and the Company's ability to develop, enhance, support and market its products.

Third parties may assert infringement or other claims against the Company with respect to any existing or future products. Litigation to protect the Company's proprietary information or to determine the validity of any third-party claims could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation is determined in favor of the Company.

RESEARCH AND DEVELOPMENT
Timberline is continually in the process of developing new software and enhancing its existing software products in order to meet the changing needs of its current users and the market place. At the end of 1995, over 27 percent of the Company's employees were directly associated with product development. Product development expenses were $5,060,000, $4,028,000 and $3,399,000 in 1995,
1994  and  1993,  respectively.  Of  that  total,  $4,149,000,   $3,330,000  and
$2,795,000 were incurred in 1995, 1994 and 1993, respectively, on research and development on new software products. An additional $70,000, $116,000 and $105,000, respectively, of product development expenses on new software products were captitalized in those same years.

EMPLOYEES
At December 31, 1995, the Company had 300 employees, of which 289 were full-time. None of the employees are represented by unions, or subject to collective bargaining. Timberline's business is heavily dependent on retaining and attracting highly skilled employees. As such, the Company has an employee benefits program that includes group health, dental, disability and life insurance plans, paid vacations and holidays, leave privileges, and educational reimbursement. The Company also has a pension plan under the provisions of section 401(k) of the Internal Revenue Code in which the Company is currently matching a certain percentage of the employee's contribution to the plan, and an informal profit sharing plan covering all employees. Additionally, the Company has stock option and stock incentive plans from which it may grant stock options and incentives to certain key individuals. The Company believes its relationship with its employees is good.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company leases its corporate offices and regional sales offices. The Company's corporate offices are located in a 51,000 square foot office and production facility in Beaverton, Oregon. This lease is scheduled to expire in October 1998. Commencing in 1996, the Company will be leasing additional office space in Beaverton, Oregon for its estimating division offices. The Company's regional sales offices are leased under short-term lease arrangements in the following metropolitan areas: Los Angeles, CA; Denver, CO; Dallas, TX; New York, NY; and Concord, NC.


ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. As of the date of this Report, the Company is not a party to any legal proceedings the adverse outcome of which would, in management's opinion, have a material adverse effect on the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

In May 1995, the Company had a three-for-two common stock split. All information regarding common stock and per share amounts in this report have been retroactively restated to reflect this change.

The Company's common stock is traded on the Nasdaq Stock Market under the symbol TMBS. The table below shows the high and low sales prices as reported in Nasdaq's monthly Summary of Activity Report. Such quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

      1995                    HIGH                  LOW
      -------------------------------------------------
      First quarter         $ 7 1/6               $5 5/6
      Second quarter         10 3/4                5 5/6
      Third quarter          12 1/2                9 1/4
      Fourth quarter         10 1/2                8


      1994                    HIGH                  LOW
      -------------------------------------------------
      First quarter          $ 6 1/6              $4 1/6
      Second quarter           5 1/3               4
      Third quarter            5 1/3               4 1/6
      Fourth quarter           7 2/3               4 2/3

As of March 8, 1996, there were 262 shareholders of record. Based upon the number of requests for the Company's proxy materials for its 1996 annual meeting of shareholders, the Company believes that there were approximately 1,800 beneficial shareholders as of that date.

In October 1994, the Company declared its first quarterly cash dividend of $.02 per share and declared quarterly cash dividends totaling $.11 per share in 1995. The Company anticipates declaring and paying quarterly cash dividends in the future.

The Company has been engaged in a program of reacquiring its own common stock since late 1987. To date, the Company's Board of Directors has authorized management to reacquire up to 500,000 shares of the Company's common stock on the open market. As of December 31, 1995, the Company had reacquired 311,750 shares. The cost of stock reacquired by the Company was $160,000 in 1995 and $140,000 in 1994. No stock was reacquired by the Company in 1993.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

RESULTS OF OPERATIONS

1995 COMPARED TO 1994

NET REVENUE increased 15 percent to $24,819,000 in 1995 from $21,641,000 in 1994. The two major components of net revenue, computer software sales and service fees, both increased in 1995. Software sales increased eight percent to $13,435,000 in 1995 compared to $12,463,000 in 1994, primarily due to the continued increase in sales of the Company's Construction Gold (now called Gold Extended Edition) accounting software. Gold Extended software sales increased 35 percent and estimating software sales increased seven percent in 1995 compared to 1994. Sales of property management software decreased significantly in 1995 compared to 1994 due to a reduction in sales to large property management companies. The Company in 1995 continued to reduce sales efforts of its high-end property management software products while developing a property management product for the Windows environment. Architects and engineers software sales also decreased in 1995 compared to 1994.

Software sales, as a percentage of net revenue, declined in 1995 to 54 percent compared to 58 percent in 1994. In terms of revenue mix, construction and estimating software sales represented 86 percent of software sales in 1995 compared to 79 percent in 1994. Property management software sales decreased as a percentage of software sales to eight percent in 1995 from 13 percent in 1994. Architects and engineers software sales decreased to six percent of software sales in 1995 compared to eight percent in 1994. International software sales increased slightly in 1995 to six percent of software sales compared to five percent in 1994.

Service  fees from  maintenance,  support and  training  increased 24 percent to
$10,927,000 in 1995 compared to $8,809,000 in 1994. As a percentage of net revenue, service fees increased to 44 percent in 1995 from 41 percent in 1994. The increase in service fees was due principally to increased maintenance and support fees resulting from the Company's larger customer base. The Company anticipates that service fees will continue to represent a significant percentage of net revenue.

COST OF REVENUE primarily consists of software documentation, assembly and shipping costs, royalties paid to outside developers, amortization of capitalized software development costs and training and consulting costs. Cost of revenue, as a percentage of net revenue, decreased to 11 percent in 1995 from 14 percent in 1994. The decrease was due primarily to service fees representing a greater percentage of net revenue in 1995, as well as lower costs and royalties associated with software sales.

OPERATING EXPENSES increased 18 percent to $19,895,000 in 1995 from $16,931,000 in 1994. The largest increases were in the customer support and product development areas, principally compensation costs related to additional support and development personnel. Customer support expenses increased 24 percent to $5,019,000 in 1995 from $4,040,000 in 1994, primarily due to additional personnel required to handle the increased demand for support, consulting and training services resulting from increased sales of Gold Extended software. The Company anticipates continued increases in customer support expenses in order to meet the demands of its customers and to maintain a high quality level of service.

Product development expenses increased 26 percent to $5,060,000 in 1995 from $4,028,000 in 1994, primarily due to additional personnel necessary to maintain the Company's existing products and to develop and test new software products in the Windows environment. The Company anticipates that eventually all of its products will operate in the Windows environment and that additional personnel will be required in the product development area in 1996.

Sales and marketing expenses increased nine percent to $5,969,000 in 1995 compared to $5,472,000 in 1994. The increase was primarily due to increased personnel costs in the sales and telemarketing areas. As a percentage of net revenue, sales and marketing expenses declined to 24 percent in 1995 from 25 percent in 1994. General and administrative expenses increased 13 percent to $3,847,000 in 1995 from $3,392,000 in 1994, but remained at approximately 16 percent of net revenue in both years. The increase in dollar amount in 1995 was due primarily to a $229,000 increase in bad debt expense, most of which resulted from the write-off of a large amount owed by a Canadian customer that went bankrupt in 1995.


1994 COMPARED TO 1993

NET REVENUE increased 19 percent to $21,641,000 in 1994 from $18,205,000 in 1993. Computer software sales and service fees both increased in 1994. Software sales increased 13 percent to $12,463,000 in 1994 compared to $11,009,000 in 1993, primarily due to a significant increase in sales of construction accounting software, particularly the Company's Gold Extended software. The increase in software sales was also due to significantly increased sales of architects and engineers software, offset in part by decreased property management software sales. The decrease in sales of property management software was primarily attributable to a reduction in sales to large property management companies in 1994 compared to 1993. In 1994, the Company reduced sales efforts related to its high-end property management software products while it satisfied existing customer commitments and continued to develop a property management product for the graphical user interface (GUI) environment.

Software sales, as a percentage of net revenue, declined in 1994 to 58 percent compared to 60 percent in 1993. In terms of revenue mix, construction and estimating software sales represented 79 percent of software sales in 1994 compared to 74 percent in 1993. Property management software sales decreased as a percentage of software sales to 13 percent from 20 percent in 1993. Architects and engineers software sales increased to eight percent of software sales in 1994 compared to five percent in 1993. International software sales decreased in 1994 to five percent of software sales, compared to 10 percent in 1993, primarily because of two significant sales to Canadian customers in 1993 that were not repeated in 1994.

Service fees from maintenance, support and training increased 27 percent to $8,809,000 in 1994 compared to $6,956,000 in 1993. As a percentage of net revenue, service fees increased to 41 percent in 1994 from 38 percent in 1993. The increase in service fees was due principally to increased maintenance and support fees resulting from the Company's larger customer base, an expanded number of training classes offered by the Company and increased demand for on-site consulting services.

COST OF REVENUE, as a percentage of net revenue, remained constant at approximately 14 percent in 1994 and 1993. Assembly and shipping costs, as a percentage of software sales, declined in 1994 compared to 1993 because of the outsourcing of these functions to a third party vendor in November 1993. Royalties and training costs increased in 1994 compared to 1993 due to increases in software sales.

OPERATING EXPENSES increased 15 percent to $16,931,000 in 1994 from $14,732,000 in 1993. The largest increases were in the customer support and product development areas, principally compensation costs related to additional support and development personnel. Customer support expenses increased 16 percent to $4,040,000 in 1994 from $3,486,000 in 1993, primarily due to additional personnel required to handle the increased demand for support, consulting and training services resulting from increased sales of Gold Extended software.

Product development expenses increased 18 percent to $4,028,000 in 1994 from $3,399,000 in 1993, primarily due to additional personnel necessary to maintain the Company's existing products and to develop and test new software products in the Windows environment. Additional personnel were also needed in 1994 to meet the Company's software development schedule due to the complexity involved in developing and testing Windows-based software products.

Sales and marketing expenses increased 12 percent to $5,472,000 in 1994 compared to $4,906,000 in 1993, but declined to 25 percent of net revenue in 1994 from 27 percent of net revenue in 1993. The decrease in sales and marketing expenses as a percentage of net revenue reflects relatively constant sales expenses in 1994 and 1993. General and administrative expenses increased 15 percent to $3,392,000 in 1994 from $2,941,000 in 1993, but remained at 16 percent of net revenue in both years. The increase in dollar amount in 1994 was due primarily to increased personnel costs required to manage the continued growth in net revenue.


OTHER INCOME AND INCOME TAXES

OTHER INCOME (EXPENSE) is composed primarily of investment income on cash, cash equivalents and temporary cash investments. Investment income increased 109 percent in 1995 compared to 1994 due to increased investable funds provided by operations. Investment income in 1994 increased 146 percent compared to 1993 due to increased investable funds provided by operations, higher interest rates and management's decision to lengthen maturities on temporary cash investments to achieve higher returns.

PROVISION FOR INCOME TAXES. The Company's effective tax rate was 29 percent, 39 percent and 35 percent in 1995, 1994 and 1993, respectively. The lower rate in 1995 was due primarily to research and development tax credits totaling $231,000, of which $150,000 were made available from prior years as a result of a recent change in tax regulations. For further analysis of the provision for income taxes, see Note 4 of Notes to Financial Statements.


LIQUIDITY AND CAPITAL RESOURCES

In 1995, net cash provided by operations was $3,449,000 compared to $4,168,000 and $1,977,000 in 1994 and 1993, respectively. The decrease in 1995 compared to 1994 was primarily due to income tax payments made in 1995 for 1994 taxes and 1995 estimated taxes. Working capital increased to $3,894,000 at December 31, 1995 from $2,070,000 at December 31, 1994, primarily as a result of the increase in cash and cash equivalents. Cash, cash equivalents and temporary cash investments, which represented approximately 51 percent of the Company's total assets at December 31, 1995, increased $2,400,000 since the end of 1994. Net accounts receivable at the end of 1995 decreased $304,000 from the prior year end primarily due to a $209,000 write-off with respect to a bankrupt customer.

Net property and equipment and purchased software remained relatively constant in 1995 compared to 1994 as dispositions, depreciation and amortization offset equipment purchases and tenant improvement additions. The Company anticipates that capital expenditures in 1996 will be approximately $1,300,000, primarily for new telecommunications equipment and for new computer equipment for product development, customer support and the Company's internal management information system. Net capitalized software costs decreased $235,000 at December 31, 1995 compared to December 31, 1994, as the amortization of previously capitalized software costs exceeded the amount of costs capitalized in 1995.

Accrued income taxes decreased $509,000 at December 31, 1995 compared to December 31, 1994 as a result of the payment of federal income taxes owed for 1994 and estimated income tax payments for 1995. Deferred revenues increased $823,000 in 1995 primarily due to increased billings for annual maintenance and support service contracts. Revenue from these billings is recognized monthly over the term of the contracts. Accrued employee expenses increased

$172,000 at December 31, 1995 compared to December 31, 1994 primarily due to an increase in the amount owed to the Company's 401(k) plan for its 1995 matching contribution and an increase in accrued sales commissions.

The Company repurchased 27,000 shares of its common stock during 1995. The Company's Board of Directors has authorized management to repurchase an additional 188,250 shares on the open market. The Company expects that any repurchase of shares will be funded by cash generated from operations and existing cash balances.

In April 1995, the Company's Board of Directors approved a three-for-two stock split effective in May 1995. A cash dividend of $.03 per share had been paid in the first quarter of 1995 prior to the split. That dividend rate was continued on a post-split basis for the next three quarterly dividends. Total dividends for 1995 amounted to $377,000. The Company plans to continue to pay quarterly cash dividends.

The Company has a $1,000,000 line of credit for working capital purposes that expires May 1, 1996. At December 31, 1995 there were no outstanding borrowings under the line of credit. No borrowings under this line of credit are expected in 1996.

ITEM 7.  FINANCIAL STATEMENTS


                                                           Page
                                                           ----

Independent Auditors' Report                                13
Balance Sheets, December 31, 1995 and 1994                  14
Statements of Operations for the years ended
      December 31, 1995, 1994 and 1993                      15
Statements of Cash Flows for the years ended
      December 31, 1995, 1994 and 1993                      16
Statements of Shareholders' Equity for the years ended
      December 31, 1995, 1994 and 1993                      17
Notes to Financial Statements                               18

                          INDEPENDENT AUDITORS' REPORT










Board of Directors and Shareholders
Timberline Software Corporation
Beaverton, Oregon


We have audited the accompanying balance sheets of Timberline Software Corporation as of December 31, 1995 and 1994 and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Timberline Software Corporation as of December 31, 1995 and 1994 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.




/s/Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Portland, Oregon
January 25, 1996


                                 BALANCE SHEETS

                                                                            December 31,
                                                                      1995            1994
------------------------------------------------------------------------------------------------

Assets
Current assets:
    Cash and cash equivalents                                     $ 3,856,533       $ 1,411,611
    Temporary cash investments                                      3,439,000         3,484,282
    Accounts receivable, less allowance for doubtful accounts
        (1995, $225,909; 1994, $251,982)                            3,185,737         3,489,521
    Other receivables                                                  81,025            84,366
    Inventories                                                       326,311           215,655
    Other current assets                                              614,190           515,819
------------------------------------------------------------------------------------------------
    Total current assets                                           11,502,796         9,201,254
------------------------------------------------------------------------------------------------
Property and equipment:
    Tenant improvements                                               341,265           322,869
    Furniture and fixtures                                            852,046           821,025
    Machinery and equipment                                         4,544,945         4,248,677
-----------------------------------------------------------------------------------------------
                                                                    5,738,256         5,392,571
    Less accumulated depreciation and amortization                  3,374,494         3,039,283
-----------------------------------------------------------------------------------------------
    Property and equipment - net                                    2,363,762         2,353,288
-----------------------------------------------------------------------------------------------
Capitalized software costs, less accumulated amortization
    (1995, $342,674; 1994, $262,908)                                  245,669           480,272
Purchased software, less accumulated amortization
    (1995, $450,082; 1994, $344,784)                                  176,151           189,629
Other assets                                                           96,510           126,054
-----------------------------------------------------------------------------------------------
                                                                  $14,384,888       $12,350,497
===============================================================================================
Liabilities and Shareholders' Equity
Current liabilities:
    Accounts payable                                              $   562,622       $   644,545
    Accrued commissions/royalties                                     258,398           166,543
    Accrued income taxes                                               79,427           588,685
    Deferred revenues                                               5,337,973         4,514,684
    Accrued employee expenses                                       1,148,231           975,919
    Other current liabilities                                         222,585           241,091
-----------------------------------------------------------------------------------------------
    Total current liabilities                                       7,609,236         7,131,467
-----------------------------------------------------------------------------------------------
Accrued rent expense                                                   56,891            76,979
Deferred income taxes                                                 358,000           398,000
Commitments
Shareholders' equity:
    Common stock, without par value
    Authorized - 8,000,000 shares
    Issued - 1995, 3,459,061 shares; 1994, 3,419,040 shares           345,906           341,904
    Additional paid in capital                                      1,304,997           897,690
    Retained earnings                                               4,709,858         3,504,457
-----------------------------------------------------------------------------------------------
    Total shareholders' equity                                      6,360,761         4,744,051
-----------------------------------------------------------------------------------------------
                                                                  $14,384,888       $12,350,497
===============================================================================================


See notes to financial statements.

STATEMENTS OF OPERATIONS



                                                                  Years Ended December 31,
                                                         1995            1994            1993
------------------------------------------------------------------------------------------------

Net revenue:
    Computer software                               $ 13,435,099    $ 12,462,576    $ 11,008,953
    Service fees                                      10,927,227       8,809,483       6,955,921
    Other                                                457,039         368,787         239,819
------------------------------------------------------------------------------------------------
    Net revenue                                       24,819,365      21,640,846      18,204,693
------------------------------------------------------------------------------------------------
Cost and expenses:
    Cost of revenue                                    2,836,423       2,934,875       2,592,056
    Customer support                                   5,018,657       4,039,596       3,485,649
    Product development                                5,060,385       4,027,529       3,399,315
    Sales and marketing                                5,968,992       5,472,294       4,906,467
    General and administrative                         3,846,763       3,391,589       2,940,510
------------------------------------------------------------------------------------------------
    Total cost and expenses                           22,731,220      19,865,883      17,323,997
------------------------------------------------------------------------------------------------
Operating income                                       2,088,145       1,774,963         880,696
Other income (expense):
    Interest income and other                            359,323         173,659          69,796
    Interest expense                                        (725)         (3,171)           (439)
------------------------------------------------------------------------------------------------
Income before income taxes                             2,446,743       1,945,451         950,053
Provision for income taxes                               714,000         751,000         330,000
------------------------------------------------------------------------------------------------
Net income                                          $  1,732,743    $  1,194,451    $    620,053
================================================================================================
Earnings per share (based on average of
    3,626,385 shares in 1995; 3,500,709 shares
    In 1994; 3,436,778 shares in 1993)              $       0.48    $       0.34    $       0.18
================================================================================================
Dividends per share                                 $       0.11    $       0.02    $         --
================================================================================================


See notes to financial statements.

STATEMENTS OF CASH FLOWS



                                                                  Years Ended December 31,
                                                         1995            1994            1993
-------------------------------------------------------------------------------------------------

Cash flows from operating activities:
Net income                                           $ 1,732,743     $ 1,194,451     $   620,053
Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                      1,165,932       1,085,634         932,223
    Deferred income taxes                                 14,000           9,000         125,000
    Accrued rent expense                                 (20,088)        (20,088)         (7,244)
    Net change in:
        Accounts receivable                              303,784         (75,699)     (1,363,893)
        Other receivables                                  3,341         147,837        (191,537)
        Inventories                                     (110,656)        (28,364)        249,483
        Accounts payable                                 (81,923)       (151,097)        552,489
        Accrued commissions/royalties                     91,855          (6,717)        (24,428)
        Accrued income taxes                            (509,258)        375,284         185,664
        Deferred revenues                                823,289       1,211,892         602,063
        Accrued employee expenses                        172,312         360,117         270,886
        Other                                           (136,616)         65,613          26,290
------------------------------------------------------------------------------------------------
    Net cash provided by operating activities          3,448,715       4,167,863       1,977,049
------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Payments for property and equipment                     (902,025)     (1,328,408)       (797,614)
Capitalized software costs                               (69,671)       (178,217)       (513,203)
Proceeds from temporary cash investments               5,000,000
Purchase of temporary cash investments                (4,954,718)     (3,484,282)
Other - net                                               38,654         (26,813)          4,712
------------------------------------------------------------------------------------------------
    Net cash used in investing activities               (887,760)     (5,017,720)     (1,306,105)
------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Dividends paid                                          (377,455)        (68,363)
Common stock issued                                      421,520         133,360          96,583
Common stock reacquired                                 (160,098)       (140,000)
------------------------------------------------------------------------------------------------
    Net cash provided by (used in) financing activities (116,033)        (75,003)         96,583
------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents   2,444,922        (924,860)        767,527
Cash and cash equivalents, beginning of the year       1,411,611       2,336,471       1,568,944
------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of the year           $ 3,856,533     $ 1,411,611     $ 2,336,471
================================================================================================
Supplemental information:
Cash paid during the year for income taxes           $ 1,059,859     $   356,416     $   126,336
================================================================================================


See notes to financial statements.

STATEMENTS OF SHAREHOLDERS' EQUITY



                                                            Additional
                                         Common Stock         Paid In      Retained
                                 Shares Issued    Amount      Capital      Earnings      Total
------------------------------------------------------------------------------------------------

Balances, January 1, 1993         3,394,290    $  339,429   $  681,044   $1,887,494   $2,907,967
    Common stock issued              24,450         2,445       94,138                    96,583
    Net income for the year                                                 620,053      620,053
------------------------------------------------------------------------------------------------
Balances, December 31, 1993       3,418,740       341,874      775,182    2,507,547    3,624,603
    Common stock issued              30,300         3,030      130,330                   133,360
    Common stock reacquired         (30,000)       (3,000)      (7,822)    (129,178)    (140,000)
    Dividends declared
        ($.02 per share)                                                    (68,363)     (68,363)
    Net income for the year                                               1,194,451    1,194,451
------------------------------------------------------------------------------------------------
Balances, December 31, 1994       3,419,040       341,904      897,690    3,504,457    4,744,051
    Common stock issued              67,050         6,705      414,815                   421,520
    Common stock reacquired         (27,029)       (2,703)      (7,508)    (149,887)    (160,098)
    Dividends declared
        ($.11 per share)                                                   (377,455)    (377,455)
    Net income for the year                                               1,732,743    1,732,743
------------------------------------------------------------------------------------------------
Balances, December 31, 1995       3,459,061    $  345,906   $1,304,997   $4,709,858   $6,360,761
================================================================================================


See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. Summary of significant accounting policies and line of business:

LINE OF BUSINESS AND CREDIT RISKS: The Company develops and markets computer software programs primarily for the construction and property management industries. The Company sells its products and services primarily to customers and to authorized dealers throughout the United States. Credit is granted to certain customers and dealers generally without collateral. An allowance for credit losses is provided based on historical experience and anticipated losses.

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FINANCIAL INSTRUMENTS: The carrying amount reported in the balance sheet for cash and cash equivalents, temporary cash investments, accounts receivable, accounts payable and other current assets and liabilities approximates fair value because of the immediate or short-term maturity of these financial instruments.

REVENUE RECOGNITION: Revenue from the "license to use" computer software programs is recognized at the point of shipment. Revenue from service fees is generated from the sale of computer software maintenance and support contracts, training classes, consulting, and other support services. Revenue from maintenance and support contracts is recognized ratably over the period the service is provided. Revenue from other service fees is recognized at the time the service is provided.

SOFTWARE DEVELOPMENT COSTS: Costs of developing computer software are capitalized when technological feasibility has been established for the computer software product. The Company also capitalizes costs incurred in connection with perfecting its rights to sell certain software products. These costs are amortized over a two- to five-year period. Costs capitalized for the development of computer software were $70,000 in 1995, $116,000 in 1994, and $105,000 in
1993. Costs incurred and capitalized in perfecting its rights to software were $62,000 in 1994 and $408,000 in 1993.

Amortization of capitalized computer software development costs was $304,000 in 1995, $367,000 in 1994, and $365,000 in 1993. Expenses incurred on research and development of computer software products were $4,149,000 in 1995, $3,330,000 in 1994, and $2,795,000 in 1993.

CASH AND CASH EQUIVALENTS: Cash and cash equivalents include cash on hand, cash deposited with banks and financial institutions, money market funds and highly liquid debt instruments purchased with original maturity dates of three months or less.

TEMPORARY CASH INVESTMENTS: Temporary cash investments represent investment in debt securities which are not classified as cash equivalents. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company has classified these securities, which mature in one year or less, as "held to maturity."
Accordingly, temporary cash investments are recorded at amortized cost which approximates fair value.

INVENTORIES: Inventories consist of marketing literature and of software components, primarily software manuals and diskettes ready for assembly. Inventories are stated at lower of average cost or market.

PROPERTY  AND   EQUIPMENT:   Property  and   equipment  are  recorded  at  cost.
Depreciation is provided using the straight-line method over the estimated useful lives of the related assets ranging from two to ten years.

ACCRUED RENT EXPENSE: Rent expense on operating leases with scheduled rent increases is recognized on a straight-line basis over the lease term. Accrued rent expense represents the excess of rent charged to expense over the amount of scheduled rent paid.

EARNINGS PER SHARE: Earnings per share are based on the weighted average number of common shares outstanding during the period, after adjusting for the dilutive effect of outstanding stock options and warrants.

NOTE 2.  Short-term borrowings:

The Company has an unsecured line of credit with a bank to borrow up to $1,000,000. The line of credit expires May 1996 and borrowings under the line of credit accrue interest at the bank's prime rate (8.50% at December 31, 1995). There were no short-term borrowings under the line of credit during 1995 or 1994.

NOTE 3.  Common stock:

In April 1995, the Company's Board of Directors approved a three-for-two common stock split effective in May 1995. All prior common stock and per share amounts have been retroactively adjusted to reflect this change.

The Company has non-qualified stock option plans adopted in 1987 and 1989 for its officers and key employees. In 1993, the Company's shareholders approved a stock incentive option plan for the purpose of retaining and attracting the services of selected Company directors, officers, employees and nonemployees. This plan provides for the granting of various stock options, stock appreciation rights, stock bonuses and the sale of common stock. All of the plans are administered by a committee of the Company's Board of Directors who determine the terms and conditions of the various grants awarded under the plans. As of December 31, 1995, only stock options have been granted under these plans.

In March 1994, the Company issued warrants to purchase 150,000 shares of its common stock at $4.67 per share to a large national account as part of a joint marketing agreement to promote the Company's software products. These warrants are exercisable from March 1996 through March 2001.

As of December 31, 1995, the Company has reserved 623,160 shares of common stock for these stock options and warrants. Information with respect to stock options and warrants is as follows:




                                                        Shares Under             Option/Warrants
                                                       Option/Warrants              Price Range
-------------------------------------------------------------------------------------------------

Outstanding at January 1, 1993                             254,400               $ 3.083 - 5.833
Granted                                                    128,400                 4.167 - 4.667
Exercised                                                  (24,450)                3.083 - 3.920
Cancelled                                                  (24,300)                3.500 - 4.500
------------------------------------------------------------------------------------------------
Outstanding at December 31, 1993                           334,050                 3.083 - 5.833
Granted                                                    178,500                 4.667 - 6.000
Exercised                                                  (30,300)                3.083 - 4.293
Cancelled                                                  (24,600)                3.500 - 5.087
------------------------------------------------------------------------------------------------
Outstanding at December 31, 1994                           457,650                 3.083 - 6.000
Granted                                                    109,000                 8.875 - 9.375
Exercised                                                  (67,050)                3.083 - 6.000
Cancelled                                                  (11,700)                4.167 - 6.000
------------------------------------------------------------------------------------------------
Outstanding at December 31, 1995                           487,900               $ 3.083 - 9.375
================================================================================================
Exercisable at December 31, 1995                           196,940               $ 3.083 - 9.375
================================================================================================


NOTE 4.  Income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effect of significant items comprising the Company's net deferred tax liability as of December 31, 1995 and 1994 are as follows:


                                                                       1995              1994
-----------------------------------------------------------------------------------------------
Deferred tax liabilities:
Property and equipment                                              $ 288,000         $ 251,000
Capitalized software costs                                             96,000           187,000
Maintenance costs                                                      78,000            37,000
Other                                                                   4,000             4,000
-----------------------------------------------------------------------------------------------
                                                                      466,000           479,000
-----------------------------------------------------------------------------------------------
Deferred tax assets:
Allowance for doubtful accounts                                        88,000            98,000
Employee expenses not currently deductible                             26,000            33,000
Accrued rent expenses                                                  22,000            30,000
Other                                                                  20,000            22,000
-----------------------------------------------------------------------------------------------
                                                                      156,000           183,000
-----------------------------------------------------------------------------------------------
Net deferred tax liability                                          $ 310,000         $ 296,000
===============================================================================================
The net deferred tax liability is classified in the balance sheet as follows:
Deferred income taxes                                               $ 358,000         $ 398,000
Deferred tax assets included in other current assets                  (48,000)         (102,000)
-----------------------------------------------------------------------------------------------
Net deferred tax liability                                          $ 310,000         $ 296,000
===============================================================================================

The provision for income taxes is composed of the following:

                                                    1995               1994              1993
-----------------------------------------------------------------------------------------------
Current:
   Federal                                       $ 575,000          $ 592,000         $ 163,000
   State                                           125,000            150,000            42,000
Deferred                                            14,000              9,000           125,000
-----------------------------------------------------------------------------------------------
Total                                            $ 714,000          $ 751,000         $ 330,000
===============================================================================================


A reconciliation of the difference between the provision for income taxes and the income taxes computed at the federal statutory rate is summarized below:



                                                    1995               1994              1993
-------------------------------------------------------------------------------------------------
Income taxes based on federal statutory rate       $ 832,000         $ 661,000         $ 323,000
State tax, net of federal tax benefit                 84,000            97,000            54,000
Research and development credits                    (231,000)          (22,000)          (36,000)
Other                                                 29,000            15,000           (11,000)
------------------------------------------------------------------------------------------------
Provision for income taxes                         $ 714,000         $ 751,000         $ 330,000
================================================================================================


Research and development credits in 1995 include additional amounts which have been made available from prior years as a result of a recent change in tax regulations. This reduced the Company's provision for income taxes for the year ended December 31, 1995, by $150,000, or $.04 per share.


NOTE 5.  Commitments:

The Company leases its corporate offices under a noncancelable lease expiring in 1998. The lease provides for payment by the Company of property taxes, maintenance and other operating costs. The Company has the option of renewing the lease for two additional five year terms. The Company also leases equipment and other office facilities under noncancelable operating leases. Total rent expense under these leases was $711,000, $685,000, and $632,000 in 1995, 1994, and 1993, respectively.

Future minimum rentals under these leases as of December 31, 1995 are as follows:


Years ending December 31,

   1996            $  752,000
   1997               799,000
   1998               676,000
   1999               208,000
   2000               195,000
   Thereafter         452,000
-----------------------------
Total              $3,082,000
=============================


NOTE 6.  Employee benefit plan:

The Company has a retirement plan, under the provisions of Section 401(k) of the Internal Revenue Code covering substantially all employees. Under the terms of the plan, employees may make contributions computed on a percentage of pay. The Company may match employee contributions up to a set percentage of pay. The Company may, at its discretion, make an additional year-end contribution out of profits. Contributions by the Company under the plan were $304,000 in 1995, $223,000 in 1994 and $186,000 in 1993.

NOTE 7.  Quarterly financial information (unaudited):


                                       Net           Cost and           Net           Earnings
                                     Revenue         Expenses         Income         per Share
-----------------------------------------------------------------------------------------------

1995
  1st quarter                     $ 5,893,559      $ 5,598,792      $  233,580         $ .07
  2nd quarter                       5,971,222        5,610,434         287,863           .08
  3rd quarter                       5,766,128        5,426,971         294,045           .08
  4th quarter                       7,188,456        6,095,023         917,255(1)        .25

1994
  1st quarter                     $ 4,682,989      $ 4,657,647      $   44,270         $ .01
  2nd quarter                       4,901,163        4,642,104         179,373           .05
  3rd quarter                       5,491,851        5,017,047         312,079           .09
  4th quarter                       6,564,843        5,549,085         658,729           .19



(1) In the fourth quarter 1995, the Company benefitted from a change in tax regulations which allowed additional research and development credits from prior years. This decreased income tax expense and increased net income for this quarter by $150,000, or $.04 per share.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE


None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE
EXCHANGE ACT

There is hereby incorporated by reference the information under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act" in the Company's definitive Proxy Statement filed pursuant to Regulation 14A with the Securities and Exchange Commission on or about March 15, 1996.


ITEM 10.  EXECUTIVE COMPENSATION

There is hereby incorporated by reference the information under the caption "Executive Compensation" in the Company's definitive Proxy Statement filed pursuant to Regulation 14A with the Securities and Exchange Commission on or about March 15, 1996.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT

There is hereby incorporated by reference the information under the caption "Voting Securities and Principal Holders Thereof" in the Company's definitive Proxy Statement filed pursuant to Regulation 14A with the Securities and Exchange Commission on or about March 15, 1996.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

                                                                           Page
                                                                           ----
a.  Exhibits

    ARTICLES OF INCORPORATION AND BYLAWS

    3(i)     - Amended and Restated Articles of Incorporation
             (Incorporated by reference  to Exhibit  3.1
             of Annual Report on Form 10-K for the
             year ended December 31, 1990)

    3(ii) - Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of Annual Report on Form 10-K for the year ended December 31, 1990)

    MATERIAL CONTRACTS

  *10.1 - 1987 Non-Qualified Stock Option Plan (Incorporated by reference to Exhibit 10.1 of Annual Report on Form 10-K for the year ended December 31, 1990)

  *10.1(a)   - Amendment No.1 to 1987 Non-Qualified Stock Option Plan        28

  *10.2 - 1989 Non-Qualified Stock Option Plan (Incorporated by reference to Exhibit 10.2 of Annual Report on Form 10-K for the year ended December 31, 1990)

  *10.2(a)   - Amendment No. 1 to 1989 Non-Qualified Stock Option Plan       35

   10.3 - Form of Indemnification Agreement and signature pages for all indemnitees (Incorporated by reference to Exhibit 10.3 of Annual Report on Form 10-K for the year ended December 31, 1990)

  *10.4      -  Timberline  Employees'  Retirement  Plan
             (Incorporated by reference to Exhibit 10.4 of Annual Report on Form 10-K for the year ended December 31, 1990)

  *10.5      - First and Second Amendments to Timberline Software
             Corporation Employees' Retirement Plan (Incorporated by reference to Exhibit 10.5 of Annual Report on Form 10-K for the year ended December 31, 1992)

  *10.5(a) - Article A - Appendix to Basic Plan Document of Timberline Software Corporation Employees' Retirement Plan
             (Incorporated by reference to Exhibit 10.5(a) of Annual Report on Form 10-KSB for the year ended
             December 31, 1994)

  *10.5(b)   - Article B - Appendix to Basic Plan Document of
             Timberline Software  Corporation  Employees'
             Retirement Plan (Incorporated by reference to Exhibit 10.5(b) of Annual Report on Form 10-KSB for the year ended December 31, 1994)

  *10.5(c)   - Third Amendment to Timberline Software Corporation
             Employees' Retirement Plan                                      42

  *10.6 - 1993 Stock Incentive Plan (Incorporated by reference to Exhibit 10 of Quarterly Report on Form 10-Q for the three months ended June 30, 1993)

   10.7 - Warrant Agreement by and between the Company and McDonald's Corporation dated as of March 10, 1994 (Incorporated by reference to Exhibit 10.1 of Quarterly Report on Form 10-QSB for the three months ended
             June 30, 1994)

            * Management contract or compensatory plan or arrangement

    CONSENTS

    23       - Independent Auditors' Consent                                 45

    MISCELLANEOUS

    27       - Financial Data Schedule                                       46

b. Reports on Form 8-K

   No reports on Form 8-K were filed during the three months ended December 31, 1995.


SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIMBERLINE SOFTWARE CORPORATION

by    /s/ Thomas P. Cox                                    3/26/96
     ---------------------------------             ------------------------
     Thomas P. Cox                                          Date
     Senior Vice President-Finance

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      /s/ John Gorman                                      3/26/96
--------------------------------------             ------------------------
John Gorman                                                 Date
President, Chief Executive Officer and
Chairman of the Board of Directors

      /s/ Thomas P. Cox                                    3/26/96
--------------------------------------             ------------------------
Thomas P. Cox                                               Date
Senior Vice President-Finance
Chief Financial Officer

      /s/ Leslie F. Clark, II                              3/26/96
--------------------------------------             ------------------------
Leslie F. Clarke, II                                        Date
Executive Vice President, Director

      /s/ James A. Meyer                                   3/26/96
--------------------------------------             ------------------------
James A. Meyer                                              Date
Director

      /s/ Donald L. Tisdel                                 3/26/96
--------------------------------------             ------------------------
Donald L. Tisdel                                            Date
Director

     /s/ Carl C. Asai                                      3/26/96
--------------------------------------             ------------------------
Carl C. Asai                                                Date
Controller

                        TIMBERLINE SOFTWARE CORPORATION
                 FORM 10-KSB FOR YEAR ENDED DECEMBER 31, 1995
                                 EXHIBIT INDEX
                                 -------------

                                                                           Page
                                                                           ----

    ARTICLES OF INCORPORATION AND BYLAWS

    3(i)     - Amended and Restated Articles of Incorporation
             (Incorporated by reference to Exhibit 3.1 of Annual Report on Form 10-K for the year ended December 31, 1990)

    3(ii) - Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of Annual Report on Form 10-K for the year ended December 31, 1990)

    MATERIAL CONTRACTS

  *10.1 - 1987 Non-Qualified Stock Option Plan (Incorporated by reference to Exhibit 10.1 of Annual Report on Form 10-K for the year ended December 31, 1990)

  *10.1(a)   - Amendment No.1 to 1987 Non-Qualified Stock Option Plan        28

  *10.2 - 1989 Non-Qualified Stock Option Plan (Incorporated by reference to Exhibit 10.2 of Annual Report on Form 10-K for the year ended December 31, 1990)

  *10.2(a)   - Amendment No. 1 to 1989 Non-Qualified Stock Option Plan       35

   10.3 - Form of Indemnification Agreement and signature pages for all indemnitees (Incorporated by reference to Exhibit 10.3 of Annual Report on Form 10-K for the year ended December 31, 1990)

  *10.4      -  Timberline  Employees'  Retirement  Plan
             (Incorporated by reference to Exhibit 10.4 of Annual Report on Form 10-K for the year ended December 31, 1990)

  *10.5      - First and Second Amendments to Timberline Software
             Corporation Employees' Retirement Plan (Incorporated by reference to Exhibit 10.5 of Annual Report on Form 10-K for the year ended December 31, 1992)

  *10.5(a) - Article A - Appendix to Basic Plan Document of Timberline Software Corporation Employees' Retirement Plan
             (Incorporated by reference to Exhibit 10.5(a) of Annual Report on Form 10-KSB for the year ended
             December 31, 1994)

  *10.5(b)   - Article B - Appendix to Basic Plan Document of
             Timberline Software  Corporation  Employees'
             Retirement Plan (Incorporated by reference to Exhibit 10.5(b) of Annual Report on Form 10-KSB for the year ended December 31, 1994)

  *10.5(c)   - Third Amendment to Timberline Software Corporation
             Employees' Retirement Plan                                      42

  *10.6 - 1993 Stock Incentive Plan (Incorporated by reference to Exhibit 10 of Quarterly Report on Form 10-Q for the three months ended June 30, 1993)

   10.7 - Warrant Agreement by and between the Company and McDonald's Corporation dated as of March 10, 1994 (Incorporated by reference to Exhibit 10.1 of Quarterly Report on Form 10-QSB for the three months ended
             June 30, 1994)

            * Management contract or compensatory plan or arrangement

    CONSENTS

    23       - Independent Auditors' Consent                                 45

    MISCELLANEOUS

    27       - Financial Data Schedule                                       46