Form 10QSB
period 1996-03-31
TIMBERLINE SOFTWARE CORPORATION
filed 1996-05-14
CIK 314436

             U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-QSB

     [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          For the Quarterly Period Ended March 31, 1996.

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

At May 10, 1996, approximately 5,343,231 shares of common stock of the registrant were outstanding after giving effect to a three-for-two stock split declared by the registrant's Board of Directors to shareholders of record on May 3, 1996.


Transitional Small Business Disclosure Format (Check one):

Yes [ ]  No [x]

TIMBERLINE SOFTWARE CORPORATION
FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996
TABLE OF CONTENTS
- ---------------------------------------------------------


PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements
          Condensed balance sheets, March 31, 1996 and
            December 31, 1995 ............................... 3
          Condensed statements of operations for the three
            months ended March 31, 1996 and 1995 ............ 4
          Condensed statements of cash flows for the three
            months ended March 31, 1996 and 1995 ............ 5
          Notes to condensed financial statements ....... ... 6

Item 2.   Management's Discussion and Analysis or
            Plan of Operation ............................... 7

PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K ................. 11

SIGNATURES ................................................. 11

EXHIBIT INDEX .............................................. 12

PART I. Financial Information
Item 1.  Financial Statements

TIMBERLINE SOFTWARE CORPORATION
CONDENSED BALANCE SHEETS
MARCH 31, 1996 AND DECEMBER 31, 1995
- ----------------------------------------------------------------

                                      March 31,      December 31,
                                        1996            1995
                                     -----------      -----------
ASSETS
- ------
Current assets:
Cash and cash equivalents            $ 4,434,955      $ 3,856,533
Temporary cash investments             3,462,194        3,439,000
Accounts receivable, less allowance
  for doubtful accounts
  (March 31, 1996, $245,759;
  December 31, 1995, $225,909)         2,722,777        3,185,737
Other receivables                         91,046           81,025
Inventories                              305,551          326,311
Other current assets                     743,345          614,190
                                     -----------      -----------
Total current assets                  11,759,868       11,502,796
                                     -----------      -----------

Property and equipment                 6,010,839        5,738,256
  Less accumulated depreciation
  and amortization                     3,564,320        3,374,494
                                     ------------     -----------
  Property and equipment - net         2,446,519        2,363,762
                                     -----------      -----------

Capitalized software costs - net         449,988          245,669

Purchased software - net                 154,483          176,151

Other assets                              94,138           96,510
                                     -----------      -----------
  Total                              $14,904,996      $14,384,888
                                     ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Current liabilities:
Accounts payable                     $   705,444      $   562,622
Accrued commissions/royalties            207,950          258,398
Accrued income taxes                      92,414           79,427
Deferred revenues                      5,861,960        5,337,973
Accrued employee expenses                684,198        1,148,231
Other current liabilities                238,904          222,585
                                     -----------      -----------
Total current liabilities              7,790,870        7,609,236
                                     -----------      -----------

Accrued rent expense                      51,869           56,891

Deferred income taxes                    387,000          358,000

Shareholders' equity:
Common stock, without par value
  authorized, 8,000,000 shares;
  issued 5,188,591 shares;               345,906          345,906
Additional paid in capital             1,304,997        1,304,997
Retained earnings                      5,024,354        4,709,858
                                     -----------      -----------
Total shareholders' equity             6,675,257        6,360,761
                                     -----------      -----------
  Total                              $14,904,996      $14,384,888
                                     ===========      ===========

See notes to condensed financial statements.
TIMBERLINE SOFTWARE CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
- ----------------------------------------------------------------

                                       1996               1995
                                    ----------         ----------
Net revenue                         $6,678,197         $5,893,559
                                    ----------         ----------

Cost and expenses:

Cost of revenue                        807,885            649,762

Customer support                     1,485,556          1,196,017

Product development                  1,126,423          1,248,773

Sales and marketing                  1,682,297          1,417,914

General and administrative             932,256          1,086,326
                                    ----------         ----------

Total cost and expenses              6,034,417          5,598,792
                                    ----------         ----------

Income from operations                 643,780            294,767

Other income                            97,078             84,813
                                    ----------         ----------

Income before income taxes             740,858            379,580

Provision for income taxes             288,000            146,000
                                    ----------         ----------

Net income                          $  452,858         $  233,580
                                    ==========         ==========

Earnings per share                  $      .08         $      .04
                                    ==========         ==========

Weighted average common shares
  outstanding                        5,519,558          5,348,525
                                    ==========         ==========


See notes to condensed financial statements.

/TABLE

TIMBERLINE SOFTWARE CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
- ----------------------------------------------------------------

                                          1996          1995
                                       ----------    -----------
Net cash provided by
  operating activities                 $1,227,185     $  958,323
                                       ----------     ----------

Cash flows from investing
  activities:
Payments for property
  and equipment                          (239,828)      (294,156)
Capitalized software costs               (247,379)        (8,686)
Proceeds from temporary
  cash investments                      1,000,000      1,500,000
Purchase of temporary
  cash investments                     (1,023,194)    (1,947,948)
Other investing activities                     --          1,463
                                       ----------     ----------

Net cash used in investing
  activities                             (510,401)      (749,327)
                                       ----------     ----------

Cash flows from financing
  activities:
Proceeds from issuance of
  common stock                                 --         10,000
Common stock reacquired                        --       (159,750)
Dividends paid                           (138,362)       (68,417)
                                       ----------     ----------

Net cash used in
  financing activities                   (138,362)      (218,167)
                                       ----------     ----------

Net increase (decrease) in cash
  and cash equivalents                    578,422         (9,171)
Cash and cash equivalents,
  beginning of the year                 3,856,533      1,411,611
                                       ----------     ----------

Cash and cash equivalents,
  end of period                        $4,434,955     $1,402,440
                                       ==========     ==========

Supplemental information:
Cash paid during the period for
  income taxes                         $  250,012     $  497,327
                                       ==========     ==========

See notes to condensed financial statements.

TIMBERLINE SOFTWARE CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
- ----------------------------------------------------------------

1.   Condensed financial statements

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from these condensed financial statements. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1995. The balance sheet at December 31, 1995 has been condensed from the audited balance sheet as of that date. The results of operations for the three months ended March 31, 1996 and 1995 are not necessarily indicative of the operating results for the full year.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, have been made to present fairly the Company's financial position at March 31, 1996 and the results of its operations and its cash flows for the three month ended March 31, 1996 and 1995.


2.   Accounting pronouncement

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock issued to Employees," which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share in its financial statements for the year ending December 31, 1996.


3.   Subsequent event - stock split

On April 18, 1996, the Company's Board of Directors approved a three-for-two stock split to shareholders of record on May 3, 1996. All common shares and per share amounts in these condensed financial statements have been retroactively adjusted to reflect this change.

Item 2.   Management's Discussion and Analysis or Plan of
          Operation

TIMBERLINE SOFTWARE CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
- ----------------------------------------------------------------

Results of Operations
- ---------------------

NET REVENUE. Net revenue increased 13 percent to $6,678,000 in the three months ended March 31, 1996 compared to $5,894,000 in the comparable period in 1995. The major component of net revenue, software sales, increased 11 percent to $3,384,000 in the 1996 period compared to $3,062,000 in the 1995 period. Gold Extended Edition software sales increased 25 percent in the three months ended March 31, 1996 over the same period in 1995. Estimating software sales increased 32 percent in the three months ended March 31, 1996 over the comparable period in 1995. These increases were offset in part by a 47 percent decrease in property management software sales primarily due to a software sale to a large national account in March 1995 that did not reoccur in the 1996 period. Software sales represented 51 percent of net revenue in the three months ended March 31, 1996 compared to 52 percent for the same period in 1995.

Service fees from maintenance, support and training, which represented 47 and 46 percent of net revenue for the three months ended March 31, 1996 and 1995, respectively, increased 15 percent to $3,133,000 in the 1996 period from $2,729,000 for the comparable period in 1995. The increase in service fees was due to the increase in maintenance and support fees resulting from the Company's larger user base. The Company continues to anticipate that service fees will represent a significant percentage of net revenue.

COST OF REVENUE. Cost of revenue, as a percentage of net revenue, increased to 12 percent for the three months ended
March 31, 1996 from 11 percent for the comparable period in 1995. The increase was primarily due to higher royalties expense and to increased expenses related to training and consulting fees.

OPERATING EXPENSES. Operating expenses increased six percent to $5,226,000 for the three months ended March 31, 1996 from $4,949,000 for the comparable period in 1995. Customer support expenses increased 24 percent to $1,486,000 for the three months ended March 31, 1996 from $1,196,000 for the same period in 1995, primarily due to additional personnel costs required to handle the increased demand for support, consulting and training services resulting from the increased sales of Gold Extended Edition software. The Company anticipates increases in customer support expenses in order to meet the demands of its customers and to maintain a high quality level of service.

Product development expenses decreased 10 percent to $1,126,000 for the three months ended March 31, 1996 from $1,249,000 for the comparable period in 1995. The decrease in expenses was principally due to the capitalization of $247,000 of expenses related to the development of new Windows-based software products for the estimating and construction markets. The Company anticipates releasing these new products in the summer of 1996. Without the effect of the capitalization of product development expenses, total product development expenses increased 10 percent in the three months ended March 31, 1996 over the same period in 1995, primarily due to additional personnel required to maintain the Company's existing software products and to develop and test the new software products in the Windows environment. The Company anticipates that eventually all of its products will operate in the Windows environment and that additional personnel will be required in 1996.

Sales and marketing expenses increased 19 percent to $1,682,000 in the three months ended March 31, 1996 from $1,418,000 for the comparable period in 1995 primarily due to increases in marketing personnel and trade show expenses. As a percentage of net revenue, sales and marketing expenses increased to 25 percent for the three months ended March 31, 1996 from 24 percent for the same period in 1995.

General and administrative expenses decreased 14 percent to $932,000 for the three months ended March 31, 1996 from $1,086,000 for the comparable period in 1995 primarily due to a $155,000 reduction in bad debt expense. General and administrative expenses in the 1995 period included a large bad debt expense for the write-off of a receivable from a Canadian customer that went bankrupt in 1995. As a percentage of net revenue, general and administrative expenses decreased to 14 percent for the three months ended March 31, 1996 from 18 percent for the same period in 1995.

Capital Resources and Liquidity
- -------------------------------

During the three months ended March 31, 1996, net cash provided by operations was $1,227,000 compared to $958,000 for the same period in 1995. Working capital increased slightly since December 31, 1995 to $3,969,000. Cash, cash equivalents and temporary cash investments, which represented 53 percent of total assets at March 31, 1996, increased $602,000 since December 31, 1995, principally due to the increase in cash and cash equivalents provided by operations. Net accounts receivable at March 31, 1996 decreased $463,000 since December 31, 1995, due primarily to the seasonal decline in sales in the first quarter of 1996 compared to the fourth quarter of 1995. Other current assets increased $129,000 since December 31, 1995, primarily due to an increase in prepaid insurance costs. Net capitalized software costs increased $204,000 since December 31, 1995, primarily due to the addition of $247,000 of capitalized software development costs during the first three months of 1996 related to the development of new Windows-based software products for the estimating and construction markets. The Company anticipates further capitalization of software development costs for the remainder of 1996 as it develops Windows-based software products for all of its product lines.

Accounts payable increased $143,000 since December 31, 1995 primarily due to accrued expenses for regional training classes and a national users' conference. Deferred revenues increased $524,000 in the same period primarily due to increased billings for annual maintenance and support services and for training classes. Revenue from annual maintenance and support service billings are recognized monthly over the terms of the contracts while revenue from training fees are recognized when the training occurs. Accrued employee expenses decreased $464,000 during the first three months of 1996 primarily as a result of the payment of the Company's 1995 contribution to its 401(k) plan and payments to employees for 1995 profit sharing bonuses.

In January 1996, the Company declared a regular cash dividend of $138,000, representing $.0267 per share, after giving effect to the subsequent three-for-two stock split to shareholders. See
Note 3 of Notes to Condensed Financial Statements. The Company anticipates continuing to pay quarterly cash dividends.

As of March 31, 1996, the Company had expended $240,000 of its 1996 capital expenditure budget of $1,300,000. Subsequent capital expenditures in 1996 are expected to be funded through current cash balances and cash provided from operations.

The Company had a $1,000,000 working capital line of credit that expired May 1, 1996. The Company decided not to renew its line of credit at this time because its cash reserves are sufficient to provide anticipated working capital needs.


Safe Harbor for Forward-Looking Statements
- ------------------------------------------

From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing, including in this Report. Such forward-looking statements may be included in, without limitation, press releases, oral statements made with the approval of an authorized executive officer of the Company or in various filings with the Securities and Exchange Commission. The words or phrases "anticipates", "expects", "will continue", "estimates", "projects", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

The Company's forward-looking statements are subject to certain risks, trends, and uncertainties that could cause actual results to vary materially from anticipated results, including, without limitation, the following: delays in new product releases caused by programming errors or "bugs" or failures by the Company's outside vendors to perform as promised, changes in the software operating systems for which the Company's products are written and the risk factors listed from time to time in the Company's Securities and Exchange Commission filings including, without limitation, the Registration Statement on Form S-3 dated
May 4, 1994.
PART II.  Other Information

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          (27)  Financial Data Schedule

     (b)  Reports on Form 8-K

          No Form 8-K was filed during the three months ended
     March 31, 1996.


                           SIGNATURES

In accordance with the requirements of the Securities Exchange
Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                      TIMBERLINE SOFTWARE CORPORATION
                      -------------------------------
                              (Registrant)

                      /s/ Thomas P. Cox
Date May 14, 1996      _____________________________
                      Thomas P. Cox, Senior Vice
                      President-Finance (Chief Financial Officer)


























                           FORM 10-QSB


                          Exhibit Index


Exhibit                                      Page
- -------                                      ----

(27)   Financial Data Schedule               13