Form 10QSB
period 1996-06-30
TIMBERLINE SOFTWARE CORPORATION
filed 1996-08-14
CIK 314436

             U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-QSB

     [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          For the Quarterly Period Ended June 30, 1996.

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

At August 9, 1996, 5,399,440 shares of common stock of the registrant were outstanding.


Transitional Small Business Disclosure Format (Check one):

Yes [ ]  No [x]

TIMBERLINE SOFTWARE CORPORATION
FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996
TABLE OF CONTENTS
- ---------------------------------------------------------


PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements
          Condensed balance sheets, June 30, 1996 and
            December 31, 1995 ............................... 3
          Condensed statements of operations for the three
            months ended June 30, 1996 and 1995 ........... . 4
          Condensed statements of operations for the six
            months ended June 30, 1996 and 1995 ........... . 5
          Condensed statements of cash flows for the six
            months ended June 30, 1996 and 1995 .......... .. 6
          Notes to condensed financial statements ....... ... 7

Item 2.   Management's Discussion and Analysis or
            Plan of Operation ............................... 8

PART II. OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of
            Security Holders ............................... 13

Item 6.   Exhibits and Reports on Form 8-K ................. 13

SIGNATURES ................................................. 13

EXHIBIT INDEX .............................................. 14

PART I. Financial Information
Item 1.  Financial Statements

TIMBERLINE SOFTWARE CORPORATION
CONDENSED BALANCE SHEETS
JUNE 30, 1996 AND DECEMBER 31, 1995
- ----------------------------------------------------------------

                                       June 30,      December 31,
                                        1996            1995
                                     -----------      -----------
ASSETS
- ------
Current assets:
Cash and cash equivalents            $ 1,868,071      $ 3,856,533
Temporary cash investments             3,671,928        3,439,000
Accounts receivable, less allowance
  for doubtful accounts
  (June 30, 1996, $239,054;
  December 31, 1995, $225,909)         3,292,041        3,185,737
Other receivables                        146,824           81,025
Inventories                              384,448          326,311
Other current assets                     925,565          614,190
                                     -----------      -----------
Total current assets                  10,288,877       11,502,796
                                     -----------      -----------

Property and equipment                 6,666,092        5,738,256
  Less accumulated depreciation
  and amortization                     3,761,989        3,374,494
                                     ------------     -----------
Property and equipment - net           2,904,103        2,363,762
                                     -----------      -----------

Cash investments                       2,325,769            -

Capitalized software costs - net       1,035,011          245,669

Purchased software - net                 144,224          176,151

Other assets                              91,575           96,510
                                     -----------      -----------
  Total                              $16,789,559      $14,384,888
                                     ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Current liabilities:
Accounts payable                     $   972,221      $   562,622
Accrued commissions/royalties            188,571          258,398
Accrued income taxes                        -              79,427
Deferred revenues                      6,072,108        5,337,973
Accrued employee expenses                930,340        1,148,231
Other current liabilities                236,172          222,585
                                     -----------      -----------
Total current liabilities              8,399,412        7,609,236
                                     -----------      -----------

Accrued rent expense                      74,839           56,891

Deferred income taxes                    666,000          358,000

Shareholders' equity:
Common stock, without par value
  authorized, 8,000,000 shares;
  issued June 30, 1996,
  5,343,190 shares;
  December 31, 1995,
  5,188,591 shares                       356,215          345,906
Additional paid in capital             1,887,121        1,304,997
Retained earnings                      5,405,972        4,709,858
                                     -----------      -----------
Total shareholders' equity             7,649,308        6,360,761
                                     -----------      -----------
  Total                              $16,789,559      $14,384,888
                                     ===========      ===========

See notes to condensed financial statements.
TIMBERLINE SOFTWARE CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
- ----------------------------------------------------------------

                                       1996               1995
                                    ----------         ----------
Net revenue                         $6,813,126         $5,971,222
                                    ----------         ----------

Cost and expenses:

Cost of revenue                        856,316            720,830

Customer support                     1,592,881          1,205,616

Product development                    889,421          1,280,961

Sales and marketing                  1,693,132          1,509,326

General and administrative             999,836            893,701
                                    ----------         ----------

Total cost and expenses              6,031,586          5,610,434
                                    ----------         ----------

Income from operations                 781,540            360,788

Other income                            98,010            100,075
                                    ----------         ----------

Income before income taxes             879,550            460,863

Provision for income taxes             337,000            173,000
                                    ----------         ----------

Net income                          $  542,550         $  287,863
                                    ==========         ==========

Earnings per share                  $      .10         $      .05
                                    ==========         ==========

Weighted average common shares
  outstanding                        5,687,194          5,406,159
                                    ==========         ==========


See notes to condensed financial statements.

TIMBERLINE SOFTWARE CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
- ----------------------------------------------------------------

                                       1996               1995
                                   -----------        -----------
Net revenue                        $13,491,323        $11,864,781
                                   -----------        -----------

Cost and expenses:

Cost of revenue                      1,664,201          1,370,592

Customer support                     3,078,437          2,401,633

Product development                  2,015,844          2,529,734

Sales and marketing                  3,375,429          2,927,240

General and administrative           1,932,092          1,980,027
                                   -----------        -----------

Total cost and expenses             12,066,003         11,209,226
                                   -----------        -----------

Income from operations               1,425,320            655,555

Other income                           195,088            184,888
                                   -----------        -----------

Income before income taxes           1,620,408            840,443

Provision for income taxes             625,000            319,000
                                   -----------        -----------

Net income                         $   995,408        $   521,443
                                   ===========        ===========

Earnings per share                 $       .18        $       .10
                                   ===========        ===========

Weighted average common shares
  outstanding                        5,603,376          5,377,502
                                   ===========        ===========


See notes to condensed financial statements.

TIMBERLINE SOFTWARE CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
- ----------------------------------------------------------------

                                          1996          1995
                                       ----------    -----------
Net cash provided by
  operating activities                 $2,044,146     $2,119,139
                                       ----------     ----------

Cash flows from investing
  activities:
Payments for property
  and equipment                          (895,548)      (472,892)
Capitalized software costs               (871,902)       (20,281)
Proceeds from temporary
  cash investments                      3,500,000      3,000,000
Purchase of temporary and other
  cash investments                     (6,058,697)    (3,458,009)
Other investing activities                    400         12,763
                                       ----------      ---------

Net cash used in investing
  activities                           (4,325,747)      (938,419)
                                       ----------      ---------

Cash flows from financing
  activities:
Proceeds from issuance of
  common stock                            592,433        196,434
Common stock reacquired                     -           (160,098)
Dividends paid                           (299,294)      (170,748)
                                       ----------     ----------

Net cash provided by (used in)
  financing activities                    293,139       (134,412)
                                       ----------     ----------

Net increase (decrease) in cash
  and cash equivalents                 (1,988,462)     1,046,308
Cash and cash equivalents,
  beginning of the year                 3,856,533      1,411,611
                                       ----------     ----------

Cash and cash equivalents,
  end of period                        $1,868,071     $2,457,919
                                       ==========     ==========

Supplemental information:
Cash paid during the period for
  income taxes                         $  488,918     $  736,827
                                       ==========     ==========

See notes to condensed financial statements.

TIMBERLINE SOFTWARE CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
- ----------------------------------------------------------------

1.   Condensed financial statements

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from these condensed financial statements. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1995. The balance sheet at December 31, 1995 has been condensed from the audited balance sheet as of that date. The results of operations for the three and six month periods ended
June 30, 1996 and 1995 are not necessarily indicative of the operating results for the full year.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, have been made to present fairly the Company's financial position at June 30, 1996 and the results of its operations and its cash flows for the three and six month periods ended June 30, 1996 and 1995.


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

Item 2.   Management's Discussion and Analysis or Plan of
          Operation

TIMBERLINE SOFTWARE CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
- ----------------------------------------------------------------

Results of Operations
- ---------------------

NET REVENUE. Net revenue increased 14 percent to $6,813,000 in the three months ended June 30, 1996 compared to $5,971,000 in the comparable period in 1995. The major component of net revenue, software sales, increased 10 percent to $3,551,000 in the 1996 period compared to $3,230,000 in the 1995 period, primarily due to increased sales of construction accounting software, particularly Construction Gold. Construction Gold software sales increased 51 percent in the three months ended June 30, 1996 over the same period in 1995. Gold Extended Edition software sales continued to increase. The primary reason for the increase in Construction Gold sales was the release at the end of June 1996 of Gold Standard Edition, a Windows-based software targeted for the smaller construction companies and homebuilders. Sales of estimating software remained constant for the three months ended June 30, 1996 compared to the same period in 1995. Sales of estimating software included sales from the release of a Windows-based estimating software at the end of June 1996. The increase in software sales was partially offset by a decrease in architect and engineer and property management software sales. Software sales represented 52 percent of net revenue in the three months ended June 30, 1996 compared to 54 percent in the same period in 1995.

Service fees from maintenance, support and training, which represented 47 percent and 44 percent of net revenue for the three months ended June 30, 1996 and 1995, respectively, increased 20 percent to $3,177,000 in the 1996 period from $2,656,000 for the comparable period in 1995. The increase in service fees was principally due to the increase in maintenance and support fees resulting from the Company's larger user base and, to a lesser degree, an increase in training fees. The Company continues to anticipate that service fees will represent a significant percentage of net revenue.

For the six months ended June 30, 1996, net revenue increased 14 percent to $13,491,000 from $11,865,000 for the six months ended June 30, 1995. Software sales increased 10 percent to $6,935,000 compared to $6,292,000 for the comparable period in 1995, primarily due to the continued increase in Gold Extended Edition sales, sales from the release in June 1996 of the new Gold Standard Edition product line, and an increase in estimating software sales. This was partially offset by a decrease in architect and engineer software sales and a large decrease in property management software sales as a sale to a large national account in the 1995 period did not reoccur in the 1996 period. Software sales represented 51 percent of net revenue for the six months ended June 30, 1996 compared to 53 percent for the same period in 1995.

Service fees from maintenance, support and training, which represented 47 percent and 45 percent of net revenue for the six months ended June 30, 1996 and 1995, respectively, increased 17 percent to $6,310,000 in the 1996 period from $5,385,000 for the comparable period in 1995. The increase in service fees was principally due to the increase in maintenance and support fees resulting from the Company's larger user base and, to a lesser degree, an increase in training fees.

COST OF REVENUE. Cost of revenue, as a percentage of net revenue, increased to 13 percent for the three months ended
June 30, 1996 from 12 percent for the comparable period in 1995. The increase was primarily due to increased expenses related to training and consulting service fees, offset in part by lower software costs and royalty expenses. For the six months ended June 30, 1996 and 1995, cost of revenue remained constant at 12 percent of net revenue.

OPERATING EXPENSES. Operating expenses increased six percent to $5,175,000 for the three months ended June 30, 1996 from $4,890,000 for the comparable period in 1995. For the six months ended June 30, 1996, operating expenses also increased six percent to $10,402,000 from $9,839,000 for the same period in 1995.

Customer support expenses increased 32 percent to $1,593,000 for the three months ended June 30, 1996 from $1,206,000 for the same period in 1995. For the six months ended June 30, 1996, customer support expenses increased 28 percent to $3,078,000 from $2,402,000 for the comparable period in 1995. The increases were primarily due to additional personnel costs required to handle the increased demand for support, consulting and training services resulting from the increased sales of Gold Extended Edition software. The Company anticipates increases in customer support expenses in order to meet the demands of its customers and to maintain a high quality level of service.

Product development expenses decreased 31 percent to $889,000 for the three months ended June 30, 1996 from $1,281,000 for the comparable period in 1995. For the six months ended June 30, 1996, product development expenses decreased 20 percent to $2,016,000 from $2,530,000 for the same period in 1995. The decrease in expenses was principally due to the capitalization of of expenses related to the development of new Windows-based software products for the estimating and construction product lines, which were released at the end of June 1996. The amount of product development costs capitalized was $625,000 and $12,000 respectively, for the three months ended June 30, 1996 and 1995 and $872,000 and $20,000, respectively for the six months ended June 30, 1996 and 1995. Without the effect of these capitalized costs, product development expenses increased 17 percent and 13 percent, respectively, for the three and six months ended June 30, 1996 over the comparable periods in 1995. This was due primarily to additional personnel required to maintain the Company's existing software products and to develop and test the
new Windows-based software products.   The Company anticipates
that eventually all of its products will operate in the Windows environment and that additional personnel will be required in 1996. Capitalized product development costs will be amortized to cost of revenue over the estimated life of the software products after the products have been released for sale.

Sales and marketing expenses increased 12 percent to $1,693,000 in the three months ended June 30, 1996 from $1,509,000 for the comparable period in 1995. For the six months ended June 30, 1996, sales and marketing expenses increased 15 percent to $3,375,000 from $2,927,000 for the same period in 1995. The increases were primarily due to increase in personnel and advertising expenses in the marketing area. As a percentage of net revenue, sales and marketing expenses remained constant at 25 percent for the three and six months ended June 30, 1996 and 1995.

General and administrative expenses increased 12 percent to $1,000,000 for the three months ended June 30, 1996 from $894,000 for the comparable period in 1995, but, as a percentage of net revenue, remained constant at 15 percent for both periods. The increase in expenses was primarily due to increased personnel and equipment costs. For the six months ended June 30, 1996, general and administrative expenses decreased two percent to $1,932,000 from $1,980,000 for the same period in 1995 and, as a percentage of net revenue, declined to 14 percent in 1996 from 17 percent in 1995. The decrease in expenses for the six months ended June 30, 1996 was primarily due to a $185,000 reduction in bad debt expense, which was partially offset by an increase in personnel and equipment costs. General and administrative expenses for 1995 included a large bad debt expense for the write-off of a receivable from a Canadian customer that went bankrupt in 1995.

PROVISION FOR INCOME TAXES. As a percentage of income before income taxes, the provision for income taxes remained constant at approximately 38 percent for the three and six months ended
June 30, 1996 and 1995.


Capital Resources and Liquidity
- -------------------------------

During the six months ended June 30, 1996, net cash provided by operations was $2,044,000 compared to $2,119,000 for the same period in 1995. Working capital decreased to $1,889,000 at June 30, 1996 from $3,894,000 at December 31, 1995, primarily due to the decrease in cash, cash equivalents and temporary cash investments. Cash, cash equivalents and temporary cash investments, which represented 33 percent of total assets at June 30, 1996, decreased $1,756,000 since December 31, 1995, principally due to the purchase in 1996 of $2,326,000 in long-term cash investments. Net accounts receivable at June 30, 1996 increased $106,000 since December 31, 1995, primarily due to the shipment in late June of the Company's new Windows-based software products, Gold Standard Edition and Precision Standard. Other current assets increased $311,000 since December 31, 1995 primarily due to the timing of income tax payments causing the Company to be in a net tax refund position rather than in a net tax liability position, as was the situation at December 31, 1995, and an increase in prepaid insurance costs. Net capitalized software costs increased $789,000 since December 31, 1995 primarily due to the addition of $872,000 of capitalized software development costs during the six months ended June 30, 1996 related to the development of the new Windows-based software for the estimating and construction product lines that were released at the end of June 1996. Net property and equipment at June 30, 1996 increased $540,000 since December 31, 1995, primarily due to the purchase of new compter equipment for additional employees hired in 1996, the upgrading of computer equipment for the product development group, and new equipment for its telecommunication and management information system. As of June 30, 1996, the Company has spent $896,000 of its 1996 capital expenditures budget of $1,300,000. Future capital expenditures in 1996 will be funded through current cash balances and cash provided by operations.

Accounts payable increased $410,000 since December 31, 1995 primarily due to a large amount owed to one of the Company's customers. Deferred revenues increased $734,000 in the same period primarily due to increased billings for annual maintenance and support services and for training classes. Revenue from annual maintenance and support service billings is recognized monthly over the terms of the contracts while revenue from training billings is recognized when the training occurs.
Accrued employee expenses decreased $218,000 during the first six months of 1996 primarily as a result of the payment of the Company's 1995 contribution to its 401(k) plan and payments to employees for 1995 profit sharing bonuses. Deferred income taxes increased $308,000 since December 31, 1995, primarily due to additional deferred income tax liability related to net capitalized software costs.

During the first six months of 1996, the Company declared two quarterly cash dividends amounting to $299,000. In July 1996, the Company's Board of Directors declared a regular quarterly cash dividend of $.03 per share. The Company anticipates continuing to pay quarterly cash dividends.

In April 1996, the Company's Board of Directors approved a three-for-two common stock split to shareholders of record on May 3, 1996. All common shares and per share amounts in this Report have been retroactively adjusted to reflect this change.

The Company had a $1,000,000 working capital line of credit that expired May 1, 1996. The Company decided not to renew its line of credit because it believes that its cash reserves are sufficient to provide anticipated working capital needs for at least the next twelve months.

Safe Harbor for Forward-Looking Statements
- ------------------------------------------
From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing, including in this Report. Such forward-looking statements may be included in, without limitation, press releases, oral statements made with the approval of an authorized executive officer of the Company and filings with the Securities and Exchange Commission. The words or phrases "anticipates", "expects", "will continue", "estimates", "projects", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

The Company's forward-looking statements are subject to certain risks, trends, and uncertainties that could cause actual results to vary materially from anticipated results, including, without limitation, the following: delays in new product releases caused by programming errors or "bugs" or failures by the Company's outside vendors to perform as promised and changes in the software operating systems for which the Company's products are written.
PART II.  Other Information

Item 4.   Submission of Matters to a Vote of Security Holders

     The Company held its annual meeting of shareholders on April 23, 1996. Voting common shareholders took the following actions at the meeting:

     1. The shareholders voted to elect the following nominees to the Company's Board of Directors

                                 Votes       Votes       Shares
                                  For       Withheld    Not Voted
          John Gorman          4,769,116      7,329      412,146
          Leslie F. Clarke,II  4,769,116      7,329      412,146
          James A. Meyer       4,769,116      7,329      412,146
          Donald L. Tisdel     4,760,319     16,126      412,146

     2. The shareholders voted to ratify management's selection of auditors for 1996 by the affirmative vote of 4,755,471 shares, with 20,974 shares abstaining or voting against the proposal, and 412,146 shares not voted.

     The foregoing results reflect the three-for-two stock split to shareholders of record on May 3, 1996.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          (27)  Financial Data Schedule

     (b)  Reports on Form 8-K

          No Form 8-K was filed during the three months ended
     June 30, 1996.


                           SIGNATURES

In accordance with the requirements of the Securities Exchange
Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      TIMBERLINE SOFTWARE CORPORATION
                      -------------------------------
                              (Registrant)

                      /s/ Thomas P. Cox
Date August 12, 1996  _____________________________
                      Thomas P. Cox, Senior Vice
                      President-Finance (Chief Financial Officer)

                           FORM 10-QSB


                          Exhibit Index


Exhibit                                      Page
- -------                                      ----

(27)   Financial Data Schedule