Form 10QSB
period 1996-09-30
TIMBERLINE SOFTWARE CORPORATION
filed 1996-11-14
CIK 314436

             U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-QSB

     [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          For the Quarterly Period Ended September 30, 1996.

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

At November 8, 1996, 5,465,526 shares of common stock of the registrant were outstanding.


Transitional Small Business Disclosure Format (Check one):

Yes [ ]  No [x]

TIMBERLINE SOFTWARE CORPORATION
FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996
TABLE OF CONTENTS
---------------------------------------------------------


PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements
          Condensed balance sheets, September 30, 1996 and
            December 31, 1995 ............................... 3
          Condensed statements of operations for the three
            months ended September 30, 1996 and 1995....... . 4
          Condensed statements of operations for the nine
            months ended September 30, 1996 and 1995 ...... . 5
          Condensed statements of cash flows for the nine
            months ended September 30, 1996 and 1995 ..... .. 6
          Notes to condensed financial statements ....... ... 7

Item 2.   Management's Discussion and Analysis or
            Plan of Operation ............................... 9

PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K ................. 15

SIGNATURES ................................................. 15

EXHIBIT INDEX .............................................. 16

PART I. Financial Information
Item 1. Financial Statements

TIMBERLINE SOFTWARE CORPORATION
CONDENSED BALANCE SHEETS
SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
-----------------------------------------------------------------

                                     September 30,    December 31,
                                        1996            1995
                                     -----------      -----------
ASSETS
------
Current assets:
Cash and cash equivalents            $ 1,194,629      $ 3,856,533
Temporary cash investments             3,091,832        3,439,000
Accounts receivable, less allowance
  for doubtful accounts
  (September 30, 1996, $178,674;
  December 31, 1995, $225,909)         2,751,761        3,185,737
Other receivables                        217,139           81,025
Inventories                              292,030          326,311
Other current assets                     982,143          614,190
                                     -----------      -----------
Total current assets                   8,529,534       11,502,796
                                     -----------      -----------

Property and equipment                 7,106,401        5,738,256
  Less accumulated depreciation
  and amortization                     3,921,123        3,374,494
                                     -----------      -----------
Property and equipment - net           3,185,278        2,363,762
                                     -----------      -----------

Cash investments                       3,323,894            -

Capitalized software costs - net         991,805          245,669

Purchased software - net                 443,769          176,151

Other assets                              93,457           96,510
                                     -----------      -----------
  Total                              $16,567,737      $14,384,888
                                     ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
Accounts payable                     $   875,474      $   562,622
Accrued commissions/royalties            128,316          258,398
Accrued income taxes                        -              79,427
Deferred revenues                      5,664,544        5,337,973
Accrued employee expenses                933,070        1,148,231
Other current liabilities                222,302          222,585
                                     -----------      -----------
Total current liabilities              7,823,706        7,609,236
                                     -----------      -----------

Accrued rent expense                      70,005           56,891

Deferred income taxes                    652,000          358,000

Shareholders' equity:
Common stock, without par value
  authorized, 8,000,000 shares;
  issued September 30, 1996,
  5,403,576 shares;
  December 31, 1995,
  5,188,591 shares                       360,239          345,906
Additional paid in capital             2,079,783        1,304,997
Retained earnings                      5,582,004        4,709,858
                                     -----------      -----------
Total shareholders' equity             8,022,026        6,360,761
                                     -----------      -----------
  Total                              $16,567,737      $14,384,888
                                     ===========      ===========

See notes to condensed financial statements.
TIMBERLINE SOFTWARE CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
----------------------------------------------------------------

                                       1996               1995
                                    ----------         ----------
Net revenue                         $6,945,025         $5,766,128
                                    ----------         ----------

Cost and expenses:

Cost of revenue                        875,833            537,488

Customer support                     1,793,867          1,292,178

Product development                  1,419,100          1,247,164

Sales and marketing                  1,663,209          1,462,365

General and administrative             958,968            887,776
                                    ----------         ----------

Total cost and expenses              6,710,977          5,426,971
                                    ----------         ----------

Income from operations                 234,048            339,157

Other income                           105,967             84,888
                                    ----------         ----------

Income before income taxes             340,015            424,045

Provision for income taxes               2,000            130,000
                                    ----------         ----------

Net income                          $  338,015         $  294,045
                                    ==========         ==========

Earnings per share                  $      .06         $      .05
                                    ==========         ==========

Weighted average common shares
  outstanding                        5,692,207          5,523,702
                                    ==========         ==========


See notes to condensed financial statements.

TIMBERLINE SOFTWARE CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
----------------------------------------------------------------

                                       1996               1995
                                   -----------        -----------
Net revenue                        $20,436,348        $17,630,909
                                   -----------        -----------

Cost and expenses:

Cost of revenue                      2,540,034          1,908,080

Customer support                     4,872,304          3,693,811

Product development                  3,434,944          3,776,898

Sales and marketing                  5,038,638          4,389,605

General and administrative           2,891,060          2,867,803
                                   -----------        -----------

Total cost and expenses             18,776,980         16,636,197
                                   -----------        -----------

Income from operations               1,659,368            994,712

Other income                           301,055            269,776
                                   -----------        -----------

Income before income taxes           1,960,423          1,264,488

Provision for income taxes             627,000            449,000
                                   -----------        -----------

Net income                         $ 1,333,423        $   815,488
                                   ===========        ===========

Earnings per share                 $       .24        $       .15
                                   ===========        ===========

Weighted average common shares
  outstanding                        5,633,202          5,426,771
                                   ===========        ===========


See notes to condensed financial statements.

TIMBERLINE SOFTWARE CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
----------------------------------------------------------------

                                          1996          1995
                                       ----------    -----------
Net cash provided by
  operating activities                 $2,424,605     $2,329,662
                                       ----------     ----------

Cash flows from investing
  activities:
Payments for property
  and equipment                        (1,520,056)      (749,964)
Capitalized software costs               (918,619)       (58,021)
Proceeds from temporary
  cash investments                      4,600,000      3,500,000
Purchase of temporary and other
  cash investments                     (7,576,726)    (3,488,763)
Other investing activities                  1,050         15,713
                                       ----------      ---------

Net cash used in investing
  activities                           (5,414,351)      (781,035)
                                       ----------      ---------

Cash flows from financing
  activities:
Proceeds from issuance of
  common stock                            789,119        421,520
Common stock reacquired                      -          (160,098)
Dividends paid                           (461,277)      (273,683)
                                       ----------     ----------

Net cash provided by (used in)
  financing activities                    327,842        (12,261)
                                       ----------     ----------

Net increase (decrease) in cash
  and cash equivalents                 (2,661,904)     1,536,366
Cash and cash equivalents,
  beginning of the year                 3,856,533      1,411,611
                                       ----------     ----------

Cash and cash equivalents,
  end of period                        $1,194,629     $2,497,977
                                       ==========     ==========

Supplemental information:
Cash paid during the period for
  income taxes                         $1,069,502     $1,034,150
                                       ==========     ==========

See notes to condensed financial statements.

TIMBERLINE SOFTWARE CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
----------------------------------------------------------------

1.   Condensed financial statements

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from these condensed financial statements. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1995. The balance sheet at December 31, 1995 has been condensed from the audited balance sheet as of that date. The results of operations for the three and nine month periods ended September 30, 1996 and 1995 are not necessarily indicative of the operating results for the full year.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, have been made to present fairly the Company's financial position at September 30, 1996 and the results of its operations and its cash flows for the three and nine month periods ended September 30, 1996 and 1995.


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


4.   Income taxes

In August 1996, legislation was enacted which renewed the federal research tax credit for the period July 1, 1996 through May 31, 1997. As a result of this legislation and the recording of research tax credits which were not previously recognized, the Company revised its estimated effective income rate for 1996 from 39 percent to 32 percent. The effect of this revision is reflected in the income tax provision for the three months ended September
30, 1996 which virtually eliminated the income tax expense for that interim period.

Item 2.   Management's Discussion and Analysis or Plan of
   Operation

TIMBERLINE SOFTWARE CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------

Results of Operations
---------------------

NET REVENUE. Net revenue increased 20 percent to $6,945,000 in the three months ended September 30, 1996 compared to $5,766,000 in the comparable period in 1995. A major component of net revenue, software sales, increased two percent to $3,126,000 in the 1996 period compared to $3,071,000 in the 1995 period, primarily due to increased sales of Construction Gold Extended and the June 1996 release of Construction Gold Standard and Precision Estimating Standard, the Company's newest Windows-based software products. The Windows-based software product sales increased 36 percent in the three months ended September 30, 1996 over the same period in 1995. This increase was partially offset by decreased sales of the Company's DOS-based software products in the construction, estimating and architect and engineer product lines. Overall, construction and property management software sales increased, sales of architect and engineer software decreased, and estimating software sales were relatively constant in the third quarter of 1996 compared to the same quarter in 1995. Software sales represented 45 percent of net revenue in the three months ended September 30, 1996 compared to 53 percent in the same period in 1995. Management believes software sales, as a percent of net revenue, will increase in the coming quarter.

Service fees from maintenance, support and training, which represented 50 percent and 45 percent of net revenue for the three months ended September 30, 1996 and 1995, respectively, increased 32 percent to $3,452,000 in the 1996 period from $2,618,000 for the comparable period in 1995. The increase in service fees was principally due to a significant increase in training fees as a result of increased sales of Construction Gold Extended and Construction Gold Standard. Maintenance and support fees also increased significantly as a result of the Company's larger user base. The Company continues to anticipate that service fees will represent a significant, but not necessarily increasing, percentage of net revenue.

For the nine months ended September 30, 1996, net revenue increased 16 percent to $20,436,000 from $17,631,000 for the nine months ended September 30, 1995. Software sales increased seven percent to $10,061,000 compared to $9,363,000 for the comparable period in 1995, primarily due to the continued increase in sales of Construction Gold Extended and sales from the June 1996 release of the Construction Gold Standard and Precision Estimating Standard product lines. The increase in software sales was partially offset by a decrease in architect and engineer software sales and a large decrease in property management software sales as a sale to a large national account in the 1995 period did not reoccur in the 1996 period. Software sales represented 49 percent of net revenue for the nine months ended September 30, 1996 compared to 53 percent for the same period in 1995.

Service fees from maintenance, support and training, which represented 48 percent and 45 percent of net revenue for the nine months ended September 30, 1996 and 1995, respectively, increased 22 percent to $9,762,000 in the 1996 period from $8,003,000 for the comparable period in 1995. The increase in service fees was principally due to the increase in maintenance and support fees resulting from the Company's larger user base and, to a lesser degree, an increase in training fees arising from sales of the Construction Gold Extended and Construction Gold Standard.

COST OF REVENUE. Cost of revenue, as a percentage of net revenue, increased to 13 percent for the three months ended September 30, 1996 from nine percent for the comparable period in 1995. For the nine months ended September 30, 1996, cost of revenue, as a percentage of net revenue, was 12 percent compared to 11 percent for the comparable period in 1995. These percentage increases were primarily due to higher costs associated with the significant increase in training in 1996 and lower software costs in 1995 as a result of a refund for services rendered from a vendor which provided software assembly and shipping services to the Company.

OPERATING EXPENSES. Operating expenses increased 19 percent to $5,835,000 for the three months ended September 30, 1996 from $4,889,000 for the comparable period in 1995. For the nine months ended September 30, 1996, operating expenses also increased 10 percent to $16,237,000 from $14,728,000 for the same period in 1995.

Customer support expenses increased 39 percent to $1,794,000 for the three months ended September 30, 1996 from $1,292,000 for the same period in 1995. For the nine months ended September 30, 1996, customer support expenses increased 32 percent to $4,872,000 from $3,694,000 for the comparable period in 1995. The increases were primarily due to additional personnel costs required to handle the increased demand for support and training services resulting from the increased sales of Construction Gold Extended and Construction Gold Standard. The Company anticipates continuing increases in customer support expenses in order to meet the demands of its customers and to maintain a high quality level of service.

Product development expenses increased 14 percent to $1,419,000 for the three months ended September 30, 1996 from $1,247,000 for the comparable period in 1995. For the nine months ended September 30, 1996, product development expenses decreased nine percent to $3,435,000 from $3,777,000 for the same period in 1995. The decrease in expenses for the nine months ended September 30, 1996 from the same period in 1995 was principally due to the capitalization of expenses in 1996 related to the development of the software products operating in the Windows environment for the estimating and construction product lines released at the end of June 1996. The amount of product development costs capitalized was $47,000 and $38,000 respectively, for the three months ended September
30, 1996 and 1995 and $919,000 and $58,000, respectively,
for the nine months ended September 30, 1996 and 1995.
Without the effect of the capitalization of product development expenses, total product development expenses increased 14 percent for both the three and nine months ended September 30, 1996 over the comparable periods in 1995. This was due primarily to additional personnel required to maintain the Company's existing software products and to develop and test the new software products in the Windows environment. The Company anticipates that eventually all of its products will operate in the Windows environment and that additional personnel will be required in the future. Capitalized product development costs are amortized to cost of revenue over the estimated life of the software products after the products have been released for sale.

Sales and marketing expenses increased 14 percent to $1,663,000 in the three months ended September 30, 1996 from $1,462,000 for the comparable period in 1995. For the nine months ended September 30, 1996, sales and marketing expenses increased 15 percent to $5,039,000 from $4,390,000 for the same period in 1995. The increases were primarily due to increases in marketing personnel and advertising expenses and product marketing expenses for the new Windows-based software products. Sales and marketing expenses remained relatively constant at approximately 24 to 25 percent of net revenue for the three and nine months ended September 30, 1996 and 1995.

General and administrative expenses increased eight percent to $959,000 for the three months ended September 30, 1996 from $888,000 for the comparable period in 1995, but as a percentage of net revenue, declined to 14 percent in 1996 from 15 percent in 1995. The increase in expenses was primarily due to increased personnel and equipment costs offset in part by lower bad debt expense. For the nine months ended September 30, 1996, general and administrative expenses increased one percent to $2,891,000 from $2,868,000 for the same period in 1995 and, as a percentage of net revenue, declined to 14 percent in 1996 from 16 percent in 1995. The increase in expenses for the nine months ended September 30, 1996 was primarily due to increased personnel and equipment costs offset in part by a $245,000 reduction in bad debt expense. General and administrative expenses for 1995 included a large bad debt expense for the write-off of a receivable from a Canadian customer that went bankrupt in 1995.

PROVISION FOR INCOME TAXES. As a percentage of income before income taxes, the provision for income taxes was one percent and 31 percent, respectively, for the three months ended September 30, 1996 and 1995. For the nine months ended September 30, 1996 and 1995, these percentages were 32 percent and 36 percent, respectively. The decrease in the effective tax rate for 1996 was due to the enactment of legislation in August 1996 which renewed the federal research tax credit for the period July 1996 through May 1997 and the recording of research and development tax credits which were not previously recognized.

SALE OF ARCHITECT AND ENGINEER PRODUCT LINE.  In September
1996, the Company sold its architect and engineer (A&E) product line to a non-affiliated privately-held company.
According to the terms of the agreement, the purchaser acquired the rights and obligations to provide maintenance and support to the Company's former A&E users, acquired the Company's A&E-specific software and rights to sell and modify some of the Company's DOS-based and Windows-based software products used currently by the A&E users, as well as the right to use some of the Company's software development tools. In addition to an initial payment for the rights acquired above, the purchaser will pay royalties to the Company on their future service fee revenue and software sales.

The A&E product line revenue represented approximately six percent of the Company's net revenue for the nine months ended September 30, 1996 and eight percent of the Company's net revenue for the year ended December 31, 1995. The
Company believes that the sale of the A&E product line will not have a significant effect on the Company's results of operations for 1996 as the Company anticipates that future royalty payments will equal or exceed the net operating income previously generated by that product line. It will also allow the Company to focus its resources on its major product lines.









Capital Resources and Liquidity
-------------------------------

During the nine months ended September 30, 1996, net cash provided by operations was $2,425,000 compared to $2,330,000 for the same period in 1995. Working capital decreased to $706,000 at September 30, 1996 from $3,894,000 at December 31, 1995, primarily due to the decrease in cash, cash equivalents and temporary cash investments. Cash, cash equivalents and temporary cash investments, which represented 26 percent of total assets at September 30, 1996, decreased $3,009,000 since December 31, 1995, principally due to the shifting in 1996 of cash investments amounting to $3,324,000 from short-term to long-term maturities. Net accounts receivable at September 30, 1996 decreased $434,000 since December 31, 1995, reflecting a seasonal decline in sales in September 1996 from December 1995. Other receivables increased $136,000 since December 31, 1995 primarily due to increased accrued interest on cash investments. Other current assets increased $368,000 since December 31, 1995 primarily due to an increase in refundable income taxes. Net property and equipment increased $822,000 since December 31, 1995 due to the purchase of additional computer equipment for new customer support personnel, the upgrading of computer equipment for the product development group, and new equipment for the Company's telecommunication and management information system. Net purchased software costs increased $268,000 since December 31, 1995 primarily due to the purchase of software for the Company's management information system. Net capitalized software costs increased $746,000 since December 31, 1995 primarily due to the addition of $919,000 of capitalized software development costs during the nine months ended September 30, 1996 related to the development of the new Windows-based software for the estimating and construction product lines that were released in June 1996.

Accounts payable increased $313,000 since December 31, 1995 primarily due to the purchase at the end of September 1996 of software for the Company's management information system. Deferred revenues increased $327,000 in the same period primarily due to increased billings for annual maintenance and support services and for training classes. This increase was offset in part by the elimination of deferred revenue related to the sale of the architect and engineer software product line. Revenue from annual maintenance and support service billings is recognized monthly over the terms of the contracts while revenue from training billings is recognized when the training occurs. Accrued employee expenses decreased $215,000 during the first nine months of 1996 primarily due to accrued profit sharing expense at the end of 1995 with no corresponding expense at September 30, 1996. Deferred income taxes increased $294,000 since December 31, 1995, primarily due to the establishment of additional deferred income tax liability on the increase in net capitalized software costs.

During the first nine months of 1996, the Company declared three quarterly cash dividends amounting to $461,000. In
October 1996, the Company's Board of Directors declared a regular quarterly cash dividend of $.03 per share. The
Company anticipates continuing to pay quarterly cash dividends.

In April 1996, the Company's Board of Directors approved a three-for-two common stock split to shareholders of record on May 3, 1996. All common shares and per share amounts in this Report have been retroactively adjusted to reflect this change.

The Company maintains no line of credit as it believes its cash reserves are sufficient to provide anticipated working capital needs for at least the next twelve months. It is anticipated that all future capital expenditures for the remainder of the year will be funded through current cash balances and cash provided by operations.


Safe Harbor for Forward-Looking Statements
------------------------------------------
From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing, including in this Report. Such forward-looking statements may be included in, without limitation, press releases, oral statements made with the approval of an authorized executive officer of the Company and filings with the Securities and Exchange Commission. The words or phrases "anticipates", "expects", "will continue", "estimates", "projects", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

The Company's forward-looking statements are subject to certain risks, trends, and uncertainties that could cause actual results to vary materially from anticipated results, including, without limitation, the following: delays in new product releases caused by programming errors or "bugs", failures by the Company's outside vendors to perform as promised, changes in the software operating systems for which the Company's products are written, or increased competition and changes in general market conditions.

PART II.  Other Information

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          (27)  Financial Data Schedule

     (b)  Reports on Form 8-K

          No Form 8-K was filed during the three months ended September 30, 1996.


                         SIGNATURES

In accordance with the requirements of the Securities
Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        TIMBERLINE SOFTWARE CORPORATION
                        -------------------------------
                                (Registrant)


Date November 12, 1996  /s/ Thomas P. Cox
                        Thomas P. Cox, Senior Vice
                        President-Finance
                        (Chief Financial Officer)

                         FORM 10-QSB


                        Exhibit Index


Exhibit                                      Page
-------                                      ----

(27)   Financial Data Schedule               17