Form 10KSB40
period 1996-12-31
TIMBERLINE SOFTWARE CORPORATION
filed 1997-03-21
CIK 314436

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[x]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 1996.

[ ]      TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to _____________.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or any amendment to this Form 10-KSB. [x]

Issuer's revenues for its most recent fiscal year: $28,659,031

At March 14, 1997, 5,471,526 shares of common stock of the registrant were outstanding. On such date, the aggregate market value of the voting stock held by non-affiliates of the registrant was $33,653,903.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant's Proxy Statement dated March 21, 1997, prepared in connection with the Annual Meeting of Shareholders to be held on April 29, 1997 are incorporated by reference into Part III of this Report.

Transitional Small Business Disclosure Format (Check one):

Yes [ ]  No [x]

PART I

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------


GENERAL
-------
Timberline(R) Software Corporation (the "Company" or "Timberline") was incorporated in Oregon in 1979. The Company changed its name from Timberline Systems, Inc. in 1986.

Timberline develops, markets, and supports accounting and management information computer software primarily for the construction and property management industries. The software is designed to work on stand alone microcomputers (commonly referred to as personal computers or "PCs") or in a network of microcomputers. The Company's software operates primarily in Microsoft MS-DOS(R) and Microsoft Windows(R) operating environments. Timberline also provides a range of support services for users of its software, including annual maintenance and support contracts, classroom training at its corporate offices and at various sites throughout the United States, and on-site training and consulting.

SOFTWARE PRODUCTS
-----------------
The Company maintains three software product lines - construction accounting, estimating and property management. Prior to October 1996, the Company also sold software specifically designed for the architects and engineers industry.

CONSTRUCTION ACCOUNTING
-----------------------
The construction accounting software is composed of three different levels of software. The Medallion(R) line of software was first released in 1984 and operates only in the DOS operating environment. The Medallion line was designed specifically for the home builder/remodeler and small to medium-sized general and specialty contractors. Construction Gold Extended (previously called Construction Gold), was released in October 1992, and operates in the Windows operating environment. This line of software was designed specifically to handle the accounting and management information needs for medium to large-sized construction companies and for other users with more advanced accounting and management information requirements. The Company believes that it was the first major software company to develop software for construction companies utilizing the advanced capabilities of the Windows operating environment.

In June 1996, the Company released Construction Gold Standard, an integrated accounting management system for the small to medium-sized construction companies developed to work with Microsoft's Windows 95. The software was developed to give the Company's Medallion users an upgrade path to take advantage of the technology that is now available and to address a segment of the construction market which needed an accounting and management information system that used state-of-the-art technology, without the additional advanced features available in the Construction Gold Extended software products.

All three levels of software are designed around a core set of accounting-oriented applications (such as general ledger, job cost, accounts payable, accounts receivable and payroll). Additional features were added to the software to meet the industry-specific needs of construction companies. The various applications are fully integrated allowing for data entered into one application to be accessed and entered electronically into another application. Construction Gold Standard and Construction Gold Extended have additional features and capabilities for users with more complex needs, including executive inquiry and customized summary reporting capabilities.

An equipment management software application for Construction Gold Extended was released at the end of 1995 and is also available for Construction Gold Standard. This application is critical to equipment-intensive construction companies. With the release of this application, Timberline believes it will be able to meet the accounting and management information needs of the heavy/highway segment of the construction industry.

ESTIMATING
----------
Estimating software allows an estimator to compile a bid on construction projects based on certain parameters such as the architectural design, building materials required and material and labor costs. In 1987, Timberline introduced the Precision Collection(R), a family of integrated estimating software applications. The Precision Collection is currently designed around two core estimating products - Precision Estimating Standard and Precision Estimating Extended. Precision Estimating Standard, released in June 1996, replaced the Company's older entry and mid-level DOS-based estimating products. Designed specifically for Microsoft's Windows 95 and NT, this estimating software is designed to allow an estimator to make fast, accurate estimates on software that the Company believes is fairly easy to learn and to use, while taking advantage of Windows-based technology. Precision Estimating Extended offers a more comprehensive and sophisticated approach to the estimating process, from the first conceptual estimate to the final bill of materials. Precision Estimating Extended is a DOS-based product that is fully interoperable with Precision Estimating Standard. A version of Precision Estimating Extended designed to operate in the Windows 95 environment is currently under development and is scheduled for release in late 1997.

To complement its estimating software product, the Company also sells databases and other software it has developed and those developed by others, which allow estimators to be more productive and to develop more comprehensive estimates.

The core estimating product also interfaces with the Company's job cost accounting application. Through interfaces developed by Timberline, the core estimating product can be linked to Autodesk's AutoCAD(R) applications and to scheduling software developed by Microsoft and Primavera. Data can also be exported to, or imported from, various spreadsheet and word processing programs.

PROPERTY MANAGEMENT
-------------------
The Company's property management software is an accounting and management information system used by managers of residential and commercial properties. It provides information to the managers regarding revenues and expenses of various properties and generates financial reports about the properties to the various owners, as well as reports containing other tenant and lease information about the properties. The Company's current software for property managers, Property Management Gold, was released in 1988. This software was designed for the medium to large-sized property management companies. The software operates in IBM's OS/2(R) and Microsoft's Windows NT(R) operating environments. The Company's other major software for residential property managers, SitePro, was released in 1992. This software was designed specifically for on-site managers of residential properties to enable them to track financial and tenant information. This information can then be electronically transferred to the home office for compilation and review with other managed properties.

The Company has developed a new graphical property management module to replace the current OS/2-based software. This module, designed to run in the Windows 95/NT environments, will complete a suite of graphical applications for the property management market. The Company expects to release this product in early 1997.

ARCHITECTS AND ENGINEERS
------------------------
Prior to October 1996, the Company sold software designed specifically for architectural and engineering firms. The software provided the basic accounting information along with the capability to generate billing information on a project basis. Initially released in 1987, the software, called Aeasy and Aeasy Plus, was developed by an outside software developer using the Company's software standards and tools. The Company paid royalties to the developer based on the quantity of software sold.

In September 1996, the Company sold this software, its architects and engineers user base, and other rights and obligations to a non-affiliated, privately-held company. According to the terms of the agreement, the Company received an initial payment for the items listed above and will receive royalties on future service fee revenue and software sales. The Company believes that the sale had no significant effect on results of operations for 1996.

All Timberline software products have been upgraded to comply with Open Database Connectivity (ODBC), a data exchange methodology developed by Microsoft that has been accepted as an industry standard. ODBC allows customers to directly access information stored in Timberline data format by using standard word processing, spreadsheet and database applications.

CUSTOMER SUPPORT SERVICES
-------------------------
Users of the Company's software may purchase maintenance and support services from the Company. Maintenance contracts allow the user to obtain program changes and enhancements as they are released. Support contracts allow the user to obtain telephone access to the Company's customer support department for answering application-related questions. In addition, users may pay a fee to attend classes on the use of the Company's software, to obtain customized training at the user's place of business and for other consulting services.

These service fees are a significant percentage of the Company's total revenue. In 1996, 1995, and 1994, service fees comprised 45, 44 and 41 percent, respectively, of total revenue. The Company is committed to maintaining a high level of quality related to customer support services. At the end of 1996, 39 percent of the Company's employees were directly associated with customer support.

SALES/DISTRIBUTION
------------------
The Company licenses its software products and sells its services primarily in the United States. The Company also licenses its software products into Canada, Australia, New Zealand, and other foreign countries. Revenue from these foreign countries has not been significant, comprising less than 10 percent of the Company's total revenue.

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

Unfilled orders for software products at December 31, 1996 and 1995 were not significant. The Company typically ships software products within three days of receipt of the order.

PRODUCTION
----------
The principal materials and components used in the Company's software products are computer media and user manuals. For each product, the Company prepares masters of the software on computer diskettes or CD-ROM's and of the user manuals. Substantially all copies of the software and user manuals are made by outside vendors. The Company also relies on outside vendors to provide software assembly and shipping services.

COMPETITION
-----------
The software market is highly competitive and subject to change because of the rapid technological changes in the computer industry. The number of software vendors with which the Company competes varies from product to product and from region to region within the United States. The Company believes that it is the major supplier of construction accounting and estimating software in the construction industry and is also one of the leading suppliers of accounting and management information software in the property management industry.

The Company believes that its emphasis on producing high quality software products that are flexible and user-friendly enables the Company to compete effectively. In addition, the Company believes it provides very responsive customer support service to its end users, which enhances the marketability of its products.

PRODUCT PROTECTION
------------------
The Company regards its software as proprietary and attempts to protect it by relying upon copyrights, trade secret laws, internal nondisclosure agreements and transferability restrictions incorporated into its software license agreements. The Company provides its software products under a perpetual paid-up license agreement. Title does not transfer to the customer. Program source listings are not released, which the Company believes further protects unauthorized transfers of the Company's proprietary information, as well as the confidentiality of the Company's trade secrets. The Company also uses a combination of software programming and hardware devices to protect some of its products from unauthorized use or duplication. Despite these restrictions, it may be possible for competitors or users to copy aspects of the Company's products or to obtain information which the Company regards as proprietary. The Company has no patents. Although the Company's competitive position may be adversely affected by unauthorized use of its proprietary information, the Company believes that the rapid pace of technological change in the computer industry makes intellectual property protection of less significance than such factors as the knowledge and experience of management personnel and the Company's ability to develop, enhance, support and market its products.

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

RESEARCH AND DEVELOPMENT
------------------------
Timberline is continually in the process of developing new software and enhancing its existing software products in order to meet the changing needs of its current users and the market place. At the end of 1996, 28 percent of the Company's employees were directly associated with product development. Product development expenses were $5,044,000, $5,060,000, and $4,028,000 in 1996, 1995 and 1994, respectively. Of that total, $3,922,000, $4,149,000, and $3,330,000 and were incurred in 1996, 1995 and 1994, respectively, on research and development on new software products. An additional $1,127,000, $70,000, and $116,000, respectively, of product development expenses on new software products were capitalized in those same years.

EMPLOYEES
---------
At December 31, 1996, the Company had 335 employees, of which 326 were full-time. None of the employees are represented by unions, or subject to collective bargaining. Timberline's business is heavily dependent on retaining and attracting highly skilled employees. As such, the Company has an employee benefits program that includes group health, dental, disability and life insurance plans, paid vacations and holidays, leave privileges, and educational reimbursement. The Company also has a pension plan under the provisions of section 401(k) of the Internal Revenue Code in which the Company is currently matching a certain percentage of the employee's contribution to the plan, and an informal profit sharing plan covering all employees. Additionally, the Company has stock option and stock incentive plans from which it may grant stock options and incentives to certain key individuals. The Company believes its relationship with its employees is good.

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

The Company leases its corporate offices and also leases small regional offices for some of its sales and consulting and training service functions. The Company's main offices are located in a 51,000 square foot office and production facility in Beaverton, Oregon. The lease on this facility expires in October 1998. The Company leases 12,000 square feet of additional office space near its main offices. The lease on this office space expires in April 2003.

The Company's regional offices are leased under short-term lease arrangements in the following metropolitan areas: Los Angeles, CA; New York, NY; Concord, NC; and Jacksonville, FL.

The Company believes that all of its leased facilities are modern facilities in good condition and are adequate for its immediate needs.

Subject to satisfactory completion of due diligence currently in process, the Company has acquired a building site in Beaverton, Oregon on which to construct its own new corporate offices to replace the two existing leased facilities. At this time, it is anticipated that the new corporate offices will be completed during the latter part of 1998. The cost of the project is expected to be funded through utilization of existing cash balances, investments, and construction loans.


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. As of the date of this Report, the Company is not a party to any legal proceedings the adverse outcome of which would, in management's opinion, have a material adverse effect on the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

In May 1996 and 1995, the Company had three-for-two common stock splits. All information regarding common stock and per share amounts in this report have been retroactively restated to reflect these changes.

The Company's common stock is traded on the Nasdaq Stock Market under the symbol TMBS. The table below shows the high and low sales prices as reported in Nasdaq's monthly Summary of Activity Report. Such quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

         1996                     High                  Low
         --------------------------------------------------
         First quarter         $ 7 1/2               $5 1/3
         Second quarter         11 3/4                6 5/6
         Third quarter          10 3/4                7 1/4
         Fourth quarter          9 3/8                7 5/8


         1995                     High                  Low
         --------------------------------------------------
         First quarter          $ 4 3/4              $3 7/8
         Second quarter           7 1/6               3 2/3
         Third quarter            8 1/3               6 1/6
         Fourth quarter           7                   5 1/3

As of March 14, 1997, there were 290 shareholders of record. Based upon the number of requests for the Company's proxy materials for its 1997 annual meeting of shareholders, the Company believes that there were approximately 2,400 beneficial shareholders as of that date.

In October 1994, the Company declared its first quarterly cash dividend of $.01 per share and declared quarterly cash dividends totaling $.12 and $.07 per share in 1996 and 1995, respectively. The Company anticipates declaring and paying quarterly cash dividends in the future.

The Company has been engaged in a program of reacquiring its own common stock since late 1987. As of December 31, 1996, under current authorization from the Company's Board of Directors, management may reacquire up to 282,000 shares on the open market. The cost of stock reacquired by the Company was $160,000 in 1995 and $140,000 in 1994. No stock was reacquired by the Company in 1996.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

RESULTS OF OPERATIONS
---------------------

1996 COMPARED TO 1995

Net revenue increased 15 percent to $28,659,000 in 1996 from $24,819,000 in 1995. The two major components of net revenue, computer software sales and service fees, both increased in 1996. Software sales increased 12 percent to $14,983,000 in 1996 compared to $13,435,000 in 1995. The increase was primarily due to the introduction in mid-year of two new software products designed for Microsoft Windows 95 and NT. The first, Construction Gold Standard, combined with continued strong sales of Construction Gold Extended to increase construction accounting sales by 24 percent over 1995. The second, Precision Estimating Standard, enabled the Company to achieve a 10 percent increase in sales of estimating software. These increases were offset in part by decreased property management and architects & engineers software sales. The Company reduced sales efforts of its current property management software products while it continued to develop a product for the Windows environment. This product is scheduled for release in early 1997. The decline in sales of architects & engineers software was primarily due to the sale of the product line to an unrelated entity in September 1996.

Software sales, as a percentage of net revenue, declined slightly in 1996 to 52 percent compared to 54 percent in 1995. In terms of revenue mix, construction accounting and estimating sales represented 92 percent of software sales in 1996 compared to 86 percent in 1995. Property management software sales decreased as a percentage of total software sales to five percent from eight percent in 1995. Software sales to architects & engineers decreased to three percent of software sales in 1996 compared to six percent in 1995. International software sales, as a percentage of software sales, remained constant at six percent in 1996 and 1995. The Company believes that software sales, as a percent of net revenue, will continue at approximately the same level as in 1996.

Service fees from maintenance, support, training and consulting increased 19 percent to $12,956,000 in 1996 compared to $10,927,000 in 1995. As a percentage of net revenue, service fees increased slightly to 45 percent in 1996 from 44 percent in 1995. All categories of service fee revenue increased in 1996. Maintenance and support, which accounted for 79 percent of total service fees in 1996, grew 15 percent in 1996 over 1995. The increase was due primarily to the Company's growing customer base. Service fees from training and consulting increased 34 percent over 1995. The Company anticipates that service fees will continue to represent a significant, but not necessarily increasing, percentage of net revenue as the Company's customer installations continue to increase.

Cost of revenue primarily consists of software documentation, assembly and shipping costs, royalties paid to outside developers, amortization of capitalized software development costs, and costs of facilities and outside services for training and consulting. Cost of revenue, as a percentage of net revenue, increased to 12 percent in 1996 from 11 percent in 1995. The increase was due to a significant increase in training and consulting costs, partially offset by lower costs and royalties associated with software sales. The Company believes that cost of revenue will remain constant as a percentage of net revenue in 1997.

Operating expenses increased 13 percent to $22,490,000 in 1996 from $19,895,000 in 1995. The largest increases were in compensation costs related to personnel additions in the customer support and product development areas. Customer support expenses increased 31 percent to $6,595,000 in 1996 from $5,019,000 in 1995, primarily due to additional personnel required to handle the increased demand for telephone support, consulting and training services resulting from increased sales of the Company's Windows-based software products. The Company anticipates that it will continue to increase customer support expenses to serve the growing number of customers, but the rate of growth in 1997 should be more moderate than that of the past two years.

Product development expenses were essentially unchanged at $5,044,000 in 1996 versus $5,060,000 in 1995, primarily due to a significant increase in capitalized software development costs. Capitalized software development costs amounted to $1,127,000 in 1996 compared to $70,000 in 1995. Costs capitalized in 1996 were related to the development of the Construction Gold Standard and Precision Estimating Standard products released in June 1996 and the property management Windows-based software to be released in 1997. These costs are amortized to cost of revenue over the estimated life of the software after the software products have been released for sale. Without the effect of the capitalization of these expenses, product development expenses increased 20 percent to $6,171,000 in 1996 compared to $5,130,000 in 1995. The increase was primarily due to expenses related to both additional personnel and the use of outside software developers to maintain the Company's existing software products and to develop and test new Windows-based software products. The Company anticipates that product development expenses will continue to increase in the coming year.

Sales and marketing expenses increased 16 percent to $6,897,000 in 1996 compared to $5,969,000 in 1995, but as a percentage of net revenue, remained constant at 24 percent in both years. The increase was primarily due to increases in marketing personnel and advertising and product marketing expenses related to the release of the new Windows-based software products in June 1996. General and administrative expenses increased three percent to $3,954,000 in 1996 compared to $3,847,000 in 1995, but as a percentage of net revenue, declined to 14 percent in 1996 from 16 percent in 1995. The increase in expenses was primarily due to increased personnel, equipment costs and professional services, offset in part by a decrease in bad debt expense. Bad debt expense in 1995 included the write-off of a large receivable from a Canadian company that went bankrupt in that year.

1995 COMPARED TO 1994

Net revenue increased 15 percent to $24,189,000 in 1995 from $21,641,000 in 1994. The two major components of net revenue, computer software sales and service fees, both increased in 1995. Software sales increased eight percent to $13,435,000 in 1995 compared to $12,463,000 in 1994, primarily due to the continued increase in sales of the Company's Construction Gold (now called Construction Gold Extended) accounting software. Construction Gold Extended sales increased 35 percent and estimating software sales increased seven percent in 1995 compared to 1994. Sales of property management software decreased significantly in 1995 compared to 1994 due to a reduction in sales to large property management companies. The Company in 1995 continued to reduce sales efforts of its high-end property management software products while developing a property management product for the Windows environment. Architects & engineers software sales also decreased in 1995 compared to 1994.

Software sales, as a percentage of net revenue, declined in 1995 to 54 percent compared to 58 percent in 1994. In terms of revenue mix, construction and estimating software sales represented 86 percent of software sales in 1995 compared to 79 percent in 1994. Property management software sales decreased as a percentage of software sales to eight percent in 1995 from 13 percent in 1994. Architects & engineers software sales decreased to six percent of software sales in 1995 compared to eight percent in 1994. International software sales increased slightly in 1995 to six percent of software sales compared to five percent in 1994.

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

Operating expenses increased 18 percent to $19,895,000 in 1995 from $16,931,000 in 1994. The largest increases were in the customer support and product development areas, principally compensation costs related to additional support and development personnel. Customer support expenses increased 24 percent to $5,019,000 in 1995 from $4,040,000 in 1994, primarily due to additional personnel required to handle the increased demand for support, consulting and training services resulting from increased sales of Construction Gold Extended.

Product development expenses increased 26 percent to $5,060,000 in 1995 from $4,028,000 in 1994, primarily due to additional personnel necessary to maintain the Company's existing products and to develop and test new software products in the Windows environment.

Sales and marketing expenses increased nine percent to $5,969,000 in 1995 compared to $5,472,000 in 1994. The increase was primarily due to increased personnel costs in the sales and telemarketing areas. As a percentage of net revenue, sales and marketing expenses declined to 24 percent in 1995 from 25 percent in 1994. General and administrative expenses increased 13 percent to $3,847,000 in 1995 from $3,392,000 in 1994, but remained at approximately 16 percent of net revenue in both years. The increase in dollar amount in 1995 was due primarily to $229,000 increase in bad debt expense, most of which resulted from the write-off of a large amount owed by a Canadian customer that went bankrupt in 1995.

OTHER INCOME AND INCOME TAXES

Other income (expense) is composed primarily of investment income on cash, cash equivalents, and cash investments. Investment income increased 14 percent in 1996 compared to 1995 primarily due to an increase in investable funds. This was offset in part by lower interest rates as the Company invested more heavily in debt securities that were exempt from federal income taxes. In 1995, investment income increased 109 percent compared to 1994 due primarily to a significant increase in investable funds provided by operations.

Provision for Income Taxes. The Company's effective tax rate was 28 percent, 29 percent and 39 percent in 1996, 1995, and 1994, respectively. The lower rates in 1996 and 1995 were primarily due to research and development tax credits, which amounted to $326,000 and $231,000 in 1996 and 1995, respectively. For further analysis of the provision for income taxes, see Note 4 of Notes to Financial Statements.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net cash provided by operations was $3,644,000 in 1996 compared to $3,449,000 and $4,168,000 in 1995 and 1994, respectively. The decrease in 1995 compared to 1994 was primarily due to income tax payments made in 1995 for 1994 taxes and 1995 estimated taxes. Working capital decreased to $1,325,000 at December 31, 1996 compared to $3,894,000 at December 31, 1995 primarily due to the decrease in cash, cash equivalents, and temporary investments. Cash, cash equivalents, and temporary investments, which represented 25 percent of total assets at December 31, 1996, decreased $2,719,000 since December 31, 1995 principally due to the shifting in 1996 of investments amounting to $3,319,000 from short-term to long-term maturities. Net accounts receivable at the end of 1996 increased $508,000 since the end of 1995 primarily due to increased sales in the month of December 1996 over the same period in 1995. Other current assets increased $291,000 since December 31, 1995 primarily due to tax refund claims for prior years that have not been received.

Net property and equipment and purchased software at December 31, 1996 increased $1,329,000 since December 31, 1995. The increase was primarily due to computer equipment purchases during the year for additional customer support personnel, the upgrading of computer equipment for product development personnel, and new equipment for the Company's telecommunication and management information system. The Company also acquired a major software application for its new management information system. The Company anticipates capital expenditures in 1997 for equipment and software to be approximately $1,500,000 which will be funded through existing cash balances and cash provided by operations. In 1997, the Company will also be in the initial stages of acquiring a building site and the construction of new corporate offices. It is anticipated that funding for this project will be provided through the utilization of existing cash balances and construction loans.

Net capitalized software costs at December 31, 1996 increased $864,000 since the end of 1995 primarily due to $1,127,000 of capitalized software development costs related to the Construction Gold Standard and Precision Estimating Standard products released in June 1996 and the development of a Windows-based property management product to be released in 1997.

Accounts payable increased $201,000 since December 31, 1995 primarily due to an increase in amounts owed to outside software developers and consultants, and vendors who supply equipment, inventory, and fulfillment services to the Company. Deferred revenues at December 31, 1996 increased $624,000 since the end of 1995 primarily due to increased billings for annual maintenance and support service contracts. The increase was partially offset by the elimination of deferred maintenance and support revenue related to the sale of the architects & engineers software product line in September 1996. Revenue from maintenance and support service contracts is recognized monthly over the terms of the contracts. Deferred income taxes increased $388,000 since December 31, 1995 primarily due to the establishment of additional deferred income tax liability on the increase in net capitalized software costs.

The Company's Board of Directors approved three-for-two stock splits effective in May 1996 and 1995. All common share and per share amounts have been restated to reflect these stock splits. Total dividends paid in 1996 were $625,000, or $.12 per share, and were $377,000, or $.07 per share in 1995. The Company plans to continue to pay quarterly cash dividends.

In 1995, the Company repurchased 41,000 shares of its common stock. No shares were repurchased in 1996. Under current authorization from the Company's Board of Directors, management may repurchase up to 282,000 shares on the open market. The Company expects that any repurchase of shares will be funded by cash generated from operations and existing cash balances.

The Company had a $1,000,000 line of credit that expired in May 1996. The Company no longer maintains a line of credit for working capital purposes as it believes its cash reserves are sufficient to provide anticipated working capital needs for at least the next twelve months.

FORWARD-LOOKING STATEMENTS
--------------------------

From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, without limitation, press releases, oral statements made with the approval of an authorized executive officer of the Company and filings with the Securities and Exchange Commission. The words or phrases "anticipates," "believes," "expects," "will continue," "estimates," "projects," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

The Company's forward-looking statements are subject to certain risks, trends, and uncertainties that could cause actual results to vary materially from anticipated results, including, without limitation, the following: delays in new product releases, delays in acceptance of the Company's products in the marketplace, failures by the Company's outside vendors to perform as promised, changes in the software operating system for which the Company's products are written, or increased competition and changes in general market conditions.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

                                                                          Page
                                                                          ----

Independent Auditors' Report                                               16
Balance Sheets, December 31, 1996 and 1995                                 17
Statements of Operations for the years ended
  December 31, 1996, 1995 and 1994                                         18
Statements of Cash Flows for the years ended
  December 31, 1996, 1995 and 1994                                         19
Statements of Shareholders' Equity for the years ended
  December 31, 1996, 1995 and 1994                                         20
Notes to Financial Statements                                              21

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
Timberline Software Corporation
Beaverton, Oregon


We have audited the accompanying balance sheets of Timberline Software Corporation as of December 31, 1996 and 1995 and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Timberline Software Corporation as of December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP
Portland, Oregon
January 23, 1997

                                 BALANCE SHEETS


                                                          December 31,
                                                    1996               1995
                                                -----------        -----------

Assets
Current assets:
  Cash and cash equivalents                     $ 3,128,703        $ 3,856,533
  Temporary investments                           1,447,521          3,439,000
  Accounts receivable, less allowance
    for doubtful accounts (1996, $178,674;
    1995, $225,909)                               3,693,679          3,185,737
  Other receivables                                 156,839             81,025
  Inventories                                       308,751            326,311
  Other current assets                              905,545            614,190
                                                -----------        -----------
  Total current assets                            9,641,038         11,502,796
                                                -----------        -----------
Property and equipment:
  Tenant improvements                               532,002            341,265
  Furniture and fixtures                          1,042,170            852,046
  Machinery and equipment                         5,662,428          4,544,945
                                                -----------        -----------
                                                  7,236,600          5,738,256
  Less accumulated depreciation and
    amortization                                  3,969,984          3,374,494
                                                -----------        -----------
  Property and equipment - net                    3,266,616          2,363,762
                                                -----------        -----------
Capitalized software costs, less
  accumulated amortization
  (1996, $544,040; 1995, $342,674)                1,110,023            245,669
Purchased software, less accumulated
  amortization (1996, $564,314;
  1995, $450,082)                                   602,774            176,151
Investments                                       3,319,147                  -
Other assets                                        102,629             96,510
                                                -----------        -----------
                                                $18,042,227        $14,384,888
                                                ===========        ===========
Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable                              $   763,645        $   562,622
  Accrued commissions/royalties                     193,915            258,398
  Accrued income taxes                                    -             79,427
  Deferred revenues                               5,962,047          5,337,973
  Accrued employee expenses                       1,143,052          1,148,231
  Other current liabilities                         253,627            222,585
                                                -----------        -----------
  Total current liabilities                       8,316,286          7,609,236
                                                -----------        -----------
Accrued rent expense                                 65,124             56,891
Deferred income taxes                               746,000            358,000
Commitments
Shareholders' equity:
  Common stock, without par value
  Authorized - 8,000,000 shares
  Issued - 1996, 5,465,526 shares;
  1995, 5,188,551 shares                            364,368            345,906
  Additional paid in capital                      2,282,129          1,304,997
  Retained earnings                               6,268,320          4,709,858
                                                -----------        -----------
  Total shareholders' equity                      8,914,817          6,360,761
                                                -----------        -----------
                                                $18,042,227        $14,384,888
                                                ===========        ===========

See notes to financial statements.

                            STATEMENTS OF OPERATIONS

                                            Years ended December 31,
                                     1996            1995              1994
                                 -----------     -----------       -----------
Net revenue:
  Computer software              $14,983,122     $13,435,099       $12,462,576
  Service fees                    12,955,886      10,927,227         8,809,483
  Other                              720,023         457,039           368,787
                                 -----------     -----------       -----------
  Net revenue                     28,659,031      24,819,365        21,640,846
                                 -----------     -----------       -----------
Cost and expenses:
  Cost of revenue                  3,513,987       2,836,423         2,934,875
  Customer support                 6,595,333       5,018,657         4,039,596
  Product development              5,044,384       5,060,385         4,027,529
  Sales and marketing              6,896,510       5,968,992         5,472,294
  General and administrative       3,953,602       3,846,763         3,391,589
                                 -----------     -----------       -----------
  Total cost and expenses         26,003,816      22,731,220        19,865,883
                                 -----------     -----------       -----------
Operating income                   2,655,215       2,088,145         1,774,963
Other income (expense):
  Interest income and other          401,333         359,323           173,659
  Interest expense                    (2,925)           (725)           (3,171)
                                 -----------     -----------       -----------
Income before income taxes         3,053,623       2,446,743         1,945,451
Provision for income taxes           870,000         714,000           751,000
                                 -----------     -----------       -----------
Net income                       $ 2,183,623     $ 1,732,743       $ 1,194,451
                                 ===========     ===========       ===========

Earnings per share (based
  on average of 5,651,035
  shares in 1996; 5,439,578
  shares in 1995; 5,251,064
  shares in 1994)                $      0.39     $      0.32       $      0.23
==============================================================================
Dividends per share              $      0.12     $      0.07       $      0.01
==============================================================================

See notes to financial statements.

                            STATEMENTS OF CASH FLOWS

                                               Years ended December 31,
                                         1996           1995            1994
                                     -----------    -----------    -----------

Cash flows from operating
  activities:
Net income                           $ 2,183,623    $ 1,732,743    $ 1,194,451
Adjustments to reconcile
 net income to net cash
 provided by operating
 activities:
  Depreciation and amortization        1,253,780      1,165,932      1,085,634
  Deferred income taxes                  420,000         14,000          9,000
  Accrued rent expense                     8,233        (20,088)       (20,088)
  Net change in:
   Accounts receivable                  (507,942)       303,784        (75,699)
   Other receivables                     (75,814)         3,341        147,837
   Inventories                            17,560       (110,656)       (28,364)
   Accounts payable                      201,023        (81,923)      (151,097)
   Accrued commissions/royalties         (64,483)        91,855         (6,717)
   Accrued income taxes                  (79,427)      (509,258)       375,284
   Deferred revenues                     624,074        823,289      1,211,892
   Accrued employee expenses              (5,179)       172,312        360,117
   Other                                (331,830)      (136,616)        65,613
                                     -----------    -----------    -----------
  Net cash provided by
    operating activities               3,643,618      3,448,715      4,167,863
                                     -----------    -----------    -----------
Cash flows from investing activities:
Payments for property and
  equipment and purchased
  software                            (2,297,752)      (902,025)    (1,328,408)
Capitalized software costs            (1,126,761)       (69,671)      (178,217)
Proceeds from investments              6,250,000      5,000,000              -
Purchase of investments               (7,577,668)    (4,954,718)    (3,484,282)
Other - net                               10,300         38,654        (26,813)
                                     -----------    -----------    -----------
  Net cash used in
    investing activities              (4,741,881)      (887,760)    (5,017,720)
                                     -----------    -----------    -----------
Cash flows from financing activities:
Dividends paid                          (625,161)      (377,455)       (68,363)
Common stock issued                      995,594        421,520        133,360
Common stock reacquired                        -       (160,098)      (140,000)
                                     -----------    -----------    -----------
  Net cash provided by (used
    in) financing activities             370,433       (116,033)       (75,003)
                                     -----------    -----------    -----------
Net increase (decrease) in
  cash and cash equivalents             (727,830)     2,444,922       (924,860)
Cash and cash equivalents,
  beginning of the year                3,856,533      1,411,611      2,336,471
                                     -----------    -----------    -----------
Cash and cash equivalents,
  end of the year                    $ 3,128,703    $ 3,856,533    $ 1,411,611
                                     ===========    ===========    ===========
Supplemental information:
Cash paid during the year
  for income taxes                   $   544,725    $ 1,059,859    $   356,416
                                     ===========    ===========    ===========

See notes to financial statements.

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                          Additional
                                             Common Stock                   Paid in          Retained
                                      Shares Issued        Amount           Capital          Earnings           Total
                                      -------------        ------         ----------         --------           -----

Balances, January 1, 1994                5,128,070      $  341,874       $  775,182        $2,507,547        $3,624,603
  Common stock issued                       45,450           3,030          130,330                             133,360
  Common stock reacquired                  (45,000)         (3,000)          (7,822)         (129,178)         (140,000)
  Dividends declared
    ($.01 per share)                                                                          (68,363)          (68,363)
  Net income for the year                                                                   1,194,451         1,194,451
-----------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1994              5,128,520         341,904          897,690         3,504,457         4,744,051
  Common stock issued                      100,575           6,705          414,815                             421,520
  Common stock reacquired                  (40,544)         (2,703)          (7,508)         (149,887)         (160,098)
  Dividends declared
    ($.07 per share)                                                                         (377,455)         (377,455)
  Net income for the year                                                                   1,732,743         1,732,743
-----------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1995              5,188,551         345,906        1,304,997         4,709,858         6,360,761
  Common stock issued                      276,975          18,462          977,132                             995,594
  Dividends declared
    ($.12 per share)                                                                         (625,161)         (625,161)
  Net income for the year                                                                   2,183,623         2,183,623
-----------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1996              5,465,526      $  364,368       $2,282,129        $6,268,320        $8,914,817
                                                                                           ==========        ==========


See notes to financial statements.

                          NOTES TO FINANCIAL STATEMENTS


Note 1 Summary of significant accounting policies and line of business:

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

Financial Instruments: The carrying amount reported in the balance sheet for cash and cash equivalents, temporary investments, accounts receivable, accounts payable and other current assets and liabilities approximates fair value because of the immediate or short-term maturity of these financial instruments.

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

Software development costs: Costs of developing computer software are capitalized when technological feasibility has been established for the computer software product. The Company also capitalizes costs incurred in connection with perfecting its rights to sell certain software products. These costs are amortized over a two- to five-year period. Costs capitalized for the development of computer software were $1,127,000 in 1996, $70,000 in 1995, and $116,000 in
1994. Costs incurred in perfecting its rights to software were $62,000 in 1994.

Amortization of capitalized computer software development costs was approximately $262,000 in 1996, $304,000 in 1995, and $367,000 in 1994. Expenses
incurred on research and development of computer software products were $3,922,000 in 1996, $4,149,000 in 1995, and $3,330,000 in 1994.

Cash and cash equivalents: Cash and cash equivalents include cash on hand, cash deposited with banks and financial institutions, money market funds and highly liquid debt instruments purchased with original maturity dates of three months or less.

Investments: Temporary investments represent debt securities which have maturity dates ranging from over three months to a year from the purchase date. The Company has classified these securities as "held to maturity," and accordingly has recorded these at amortized cost which approximates fair value. Other investments are debt securities which have maturity dates over one year from the purchase date. The Company has also classified these investments as "held to maturity," and accordingly has recorded these at amortized cost, which approximates fair value.

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

Note 2 Short-term borrowings:

The Company had an unsecured line of credit with a bank, which expired in May 1996, to borrow up to $1,000,000. The Company did not renew the line of credit and no longer maintains a line of credit with a bank because the Company does not believe such a line of credit is necessary at this time. There were no short-term borrowings under the line of credit during 1996 or 1995.

Note 3 Common stock:

In April 1996 and 1995, the Company's Board of Directors approved three-for-two stock splits, effective in May 1996 and 1995, respectively. All prior common stock and per share data amounts have been retroactively adjusted to reflect these changes.

In March 1994, the Company issued warrants to purchase 225,000 shares of its common stock at $4.667 per share to a large national account as part of a joint marketing agreement to promote the Company's software products. In 1996, all of those warrants were exercised.

As of December 31, 1996, the Company has three stock-based compensation plans. Two nearly identical plans, adopted in 1987 and 1989, are non-qualified stock option plans for its officers and key employees. Under these plans, the Company may grant options for up to 506,250 shares of common stock. Options may not be granted under the 1987 plan and the 1989 plan after 1997 and 1999, respectively. As of December 31, 1996, 251,115 shares are reserved under these plans, of which there are 249,375 options outstanding.

In 1993, the Company's shareholders approved an incentive stock plan for the main purpose of retaining and attracting the services of selected Company directors, officers, employees and nonemployees. The plan provides for the granting of various stock options, stock appreciation rights, and stock bonuses. As of December 31, 1996, only non-qualified stock options have been granted under this plan. Awards under this plan may not be granted after 2003. As of December 31, 1996, 406,650 shares are reserved under this plan, of which there are 237,950 options outstanding.

All of the plans are administered by a committee of the Company's Board of Directors who determine the terms and conditions of the various grants awarded under these plans. Under these plans, the non-qualified stock options granted generally have an exercise price equal to the market price of the Company's common stock on the date of grant. Twenty percent of the options granted vest at the date of the grant to the optionee and an additional 20 percent vest each year thereafter until the options are fully vested. The options expire 10 years after the date of grant.

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which encouraged (but did not require) that stock-based compensation cost be recognized and measured by the fair value of the equity instrument awarded. The Company did not change its method of accounting for its stock-based compensation plans and will continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for these plans. Accordingly, no compensation cost has been recognized for these plans in the financial statements. If compensation cost on stock options granted in 1995 and 1996 under these plans had been determined based on the fair value of the options granted as of the grant date in a method consistent with that described in SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below for the years ended December 31, 1996 and 1995:


                                                1996             1995
                                            ----------        ----------

Net income, as reported                     $2,184,000        $1,733,000
Net income, pro forma                        2,018,000         1,627,000

Earnings per share, as reported                   0.39              0.32
Earnings per share, pro forma                     0.36              0.30


The pro forma amounts do not consider the effect of options granted prior to 1995 that vest during 1995 and 1996. The pro forma amounts may also not be indicative of the effects on reported net income for future years, due to the effect of options vesting over a period of years and the awarding of stock compensation awards in future years.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1995 and 1996, respectively: dividend yield of
1.4 percent for both years; risk-free interest rate of 5.9 and 6.4 percent; expected volatility of 87.9 percent for both years and expected lives of 7.0 for both years.

A summary of the status of the Company's stock option plans as of December 31, 1996, 1995 and 1994, and changes during the years ending on those dates is presented below:


                                      1996                          1995                    1994
                             -----------------------      ----------------------      ----------------------
                                            Weighted                    Weighted                    Weighted
                                            Average                     Average                     Average
                                            Exercise                    Exercise                    Exercise
                             Shares          Price         Shares        Price        Shares         Price
                             ------         --------       ------       --------      ------        --------

Outstanding at
 beginning of year          506,850        $ 3.820         461,475       $ 2.789      501,075       $ 2.746
Granted                      39,800          8.659         163,500         6.005       42,750         3.404
Exercised                   (51,975)         3.065        (100,575)        2.706      (45,450)        2.708
Forfeited                    (7,350)         5.143         (17,550)        3.444      (36,900)        3.018
                            -------        -------         -------       -------      -------       -------

Outstanding at
 end of year                487,325        $ 4.276         506,850       $ 3.820       461,475      $ 2.789
                            =======        =======         =======       =======       =======      =======

Options exercisable
 at year-end                323,665                        295,410                     311,715
Weighted-average
  fair value of
  options granted
  during the year           $ 6.249                        $ 4.311



The following table summarizes information about stock options outstanding and exercisable at December 31, 1996:


                                         Outstanding                                   Exercisable
                           --------------------------------------------------------------------------------
                                          Weighted-
                                           Average
                            Number        Remaining          Weighted-          Number          Weighted
   Range of                   of         Contractual          Average            of              Average
Exercise Prices            Options       Life (yrs.)      Exercise Price       Options       Exercise Price
---------------            -------       -----------      --------------       -------       --------------

$ 2.056 -  3.889           295,575           4.37             $ 2.787          256,155          $ 2.742
  5.917 -  8.375           172,950           8.93               6.206           63,750            6.110
  9.250 - 10.417            18,800           9.42               9.920            3,760            9.920


$ 2.056 - 10.417           487,325           6.18             $ 4.276          323,665          $ 3.488


Note 4  Income Taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effect of significant items comprising the Company's net deferred tax liability as of December 31, 1996 and 1995 are as follows:

                                        1996                   1995
                                     ----------            -----------

Deferred tax liabilities:
Property and equipment               $  339,000            $   288,000
Capitalized software costs              433,000                 96,000
Maintenance costs                       102,000                 78,000
Other                                    13,000                  4,000
                                     ----------            -----------
                                        887,000                466,000
                                     ----------            -----------

Deferred tax assets:
Allowance for doubtful accounts          70,000                 88,000
Employee expenses not currently
  deductible                             36,000                 26,000
Accrued rent expense                     25,000                 22,000
Other                                    26,000                 20,000
                                     ----------            -----------
                                        157,000                156,000
                                     ----------            -----------

Net deferred tax liability           $  730,000            $   310,000
                                     ==========            ===========

The net deferred tax liability is classified in the balance sheet as follows:

Deferred income taxes                $  746,000            $   358,000
Deferred tax assets included in
  other current assets                  (16,000)               (48,000)
                                     ----------            -----------

Net deferred tax liability           $  730,000            $   310,000
                                     ==========            ===========

The provision for income taxes is composed of the following:

                         1996                  1995                  1994
                    -----------          ------------          ------------
Current:
  Federal           $   350,000          $    575,000          $    592,000
  State                 100,000               125,000               150,000
Deferred:
  Federal               338,000                12,000                 8,000
  State                  82,000                 2,000                 1,000
                    -----------          ------------          ------------
Total               $   870,000          $    714,000          $    751,000
                    ===========          ============          ============

A reconciliation of the difference between the provision for income taxes and the income taxes computed at the federal statutory rate is summarized below:

                                  1996              1995               1994
                              -----------       ------------       ------------


Income taxes based on
  federal statutory rate      $ 1,038,000       $    832,000       $   661,000
State tax, net of federal
  tax benefit                     112,000             84,000            97,000
Research and development
  credits                        (326,000)          (231,000)          (22,000)
Other                              46,000             29,000            15,000
                              -----------       ------------       -----------

Provision for income taxes    $   870,000       $    714,000       $   751,000
                              ===========       ============       ===========

Research and development credits in 1996 and 1995 include additional amounts which have been made available from prior years as a result of a change in tax regulations. This reduced the Company's provision for income taxes for the years ended December 31, 1996 and 1995, by $180,000 and $150,000, respectively.

Note 5  Commitments:

The Company leases its corporate offices under a noncancelable lease expiring in 1998. The lease provides for payment by the Company of property taxes, maintenance and other operating costs. The Company has the option of renewing the lease for two additional five-year terms. In 1996, the Company commenced a lease on additional office space for expansion of its corporate offices. This lease expires in 2003. The Company also leases equipment and other office facilities under noncancelable operating leases. Total rent expense under these leases was $884,000, $711,000, and $685,000 in 1996, 1995 and 1994,
respectively.

Future minimum rentals under these leases as of December 31, 1996 are as follows:

Year ending December 31,

     1997                       $  864,000
     1998                          708,000
     1999                          245,000
     2000                          239,000
     2001                          210,000
     Thereafter                    252,000
                                ----------

Total                           $2,518,000
                                ==========

Note 6 Employee benefit plan:

The Company has a retirement plan, under the provisions of Section 401(k) of the Internal Revenue Code covering substantially all employees. Under the terms of the plan, employees may make contributions computed on a percentage of pay. The Company may match employee contributions up to a set percentage of pay. The Company may, at its discretion, make an additional year-end contribution out of profits. Contributions by the Company under the plan were $376,000 in 1996, $304,000 in 1995 and $223,000 in 1994.

Note 7 Quarterly financial information (unaudited):

                     Net            Cost and             Net         Earnings
                   Revenue          Expenses           Income        Per Share
                ------------     ------------      ----------        ---------
1996
 1st quarter    $  6,678,197     $  6,034,417      $  452,858        $   .08
 2nd quarter       6,813,126        6,031,586         542,550            .10
 3rd quarter       6,945,025        6,710,977         338,015            .06
 4th quarter       8,222,683        7,226,836         850,200            .15

1995
 1st quarter    $  5,893,559     $  5,598,792      $  233,580        $   .04
 2nd quarter       5,971,222        5,610,434         287,863            .05
 3rd quarter       5,766,128        5,426,971         294,045            .05
 4th quarter       7,188,456        6,095,023         917,255(1)         .17


------------------------
(1) In the fourth quarter 1995, the Company benefitted from a change in tax regulations which allowed additional research and development credits from prior years. This decreased income tax expense for this quarter by $150,000, or $.03 per share.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------------------

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
----------------------------------------------------------------------

There is hereby incorporated by reference the information under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act" in the Company's definitive Proxy Statement filed pursuant to Regulation 14A with the Securities and Exchange commission on or about March 21, 1997.


ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

There is hereby incorporated by reference the information under the caption "Executive Compensation" in the Company's definitive Proxy Statement filed pursuant to Regulation 14A with the Securities and Exchange Commission on or about March 21, 1997.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

There is hereby incorporated by reference the information under the caption "Voting Securities and Principal Holders Thereof" in the Company's definitive Proxy Statement filed pursuant to Regulation 14A with the Securities and Exchange Commission on or about March 21, 1997.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

None.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

a.       Exhibits

         Articles of Incorporation and Bylaws
         ------------------------------------

      3(i) Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of Annual Report on Form 10-K for the year ended December 31,
                            1990)

      3(ii) Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 of Annual Report on Form 10-K for the year ended December 31, 1990)

         Material Contracts
         ------------------

      * 10.1 1987 Non-Qualified Stock Option Plan (Incorporated by reference to Exhibit 10.1 of Annual Report on Form 10-K for the year ended December 31, 1990)

      * 10.1(a)             Amendment No. 1 to 1987 Non-Qualified Stock Option
                            Plan (Incorporated by reference to Exhibit 10.1(a) of Form 10-KSB for the year ended December 31, 1995)

      * 10.2 1989 Non-Qualified Stock Option Plan (Incorporated by reference to Exhibit 10.2 of Annual Report on Form 10-K for the year ended December 31, 1990)

      * 10.2(a)             Amendment No. 1 to 1989 Non-Qualified Stock Option
                            Plan (Incorporated by reference to Exhibit 10.2(a) of Form 10-KSB for the year ended December 31, 1995)

        10.3 Form of Indemnification Agreement and signature pages for all indemnitees (Incorporated by reference to Exhibit 10.3 of Annual Report on Form 10-K for the year ended December 31, 1990)

      * 10.4 Timberline Employees' Retirement Plan (Incorporated by reference to Exhibit 10.4 of Annual Report on Form 10-K for the year ended December 31, 1990)

      * 10.5 First and Second Amendments to Timberline Software Corporation Employees' Retirement Plan (Incorporated by reference to Exhibit 10.5 of Annual Report on Form 10-K for the year ended December 31,
                            1992)

      * 10.5(a)             Article A - Appendix to Basic Plan Document of
                            Timberline Software Corporation Employees'
                            Retirement Plan (Incorporated by reference to Exhibit 10.5(a) of Annual Report on Form 10-KSB for the year ended December 31, 1994)

      * 10.5(b)             Article B - Appendix to Basic Plan Document of
                            Timberline Software Corporation Employees'
                            Retirement Plan (Incorporated by reference to Exhibit 10.5(b) of Annual Report on Form
                            10-KSB for the year ended December 31, 1994)

      * 10.5(c)             Third Amendment to Timberline Software Corporation
                            Employees' Retirement Plan (Incorporated by reference to Exhibit 10.1(c) of Form 10-KSB for the year ended December 31, 1995)

      * 10.6 1993 Stock Incentive Plan (Incorporated by reference to Exhibit 10 of Quarterly Report on Form 10-Q for the three months ended June 30, 1993)

        10.7 Warrant Agreement by and between the Company and McDonald's Corporation dated as of March 10, 1994 (Incorporated by reference to Exhibit 10.1 of Quarterly Report on Form 10-QSB for the three months ended June 30, 1994)

      * Management contract or compensatory plan or arrangement


         Consents
         --------

        23                  Independent Auditors' Consent

         Miscellaneous
         -------------

        27                  Financial Data Schedule



b.    Reports on Form 8-K

      No reports on Form 8-K were filed during the three months ended December 31, 1996.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIMBERLINE SOFTWARE CORPORATION

By: /s/ Thomas P. Cox                                       3/21/97
    -----------------------------                           -------
    Thomas P. Cox                                            Date
    Senior Vice President-Finance

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John Gorman                                             3/21/97
---------------------------------                           -------
John Gorman                                                  Date
President, Chief Executive Officer and
Chairman of the Board of Directors

/s/ Thomas P. Cox                                           3/21/97
---------------------------------                           -------
Thomas P. Cox                                                Date
Senior Vice President-Finance
Chief Financial Officer

/s/ Leslie F. Clarke, II                                    3/21/97
---------------------------------                           -------
Leslie F. Clarke, II                                         Date
Executive Vice President, Director

/s/ James A. Meyer                                          3/21/97
---------------------------------                           -------
James A. Meyer                                               Date
Director

/s/ Donald L. Tisdel                                        3/21/97
---------------------------------                           -------
Donald L. Tisdel                                             Date
Director

/s/ Carl C. Asai                                            3/21/97
---------------------------------                           -------
Carl C. Asai                                                 Date
Controller

                         TIMBERLINE SOFTWARE CORPORATION
                  FORM 10-KSB FOR YEAR ENDED DECEMBER 31, 1996
                                  EXHIBIT INDEX

Articles of Incorporation and Bylaws                                  Page
------------------------------------                                  ----
3(i)      Amended and Restated Articles of Incorporation
          (Incorporated by reference to Exhibit 3.1 of Annual Report on Form 10-K for the year ended
          December 31, 1990)

3(ii) Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 of Annual Report on Form 10-K for the year ended December 31, 1990)

Material Contracts
------------------
* 10.1 1987 Non-Qualified Stock Option Plan (Incorporated by reference to Exhibit 10.1 of Annual Report on Form 10-K for the year ended December 31, 1990)

* 10.1(a) Amendment No. 1 to 1987 Non-Qualified Stock Option Plan
          (Incorporated by reference to Exhibit 10.1(a) of Form
          10-KSB for the year ended December 31, 1995)

* 10.2 1989 Non-Qualified Stock Option Plan (Incorporated by reference to Exhibit 10.2 of Annual Report on Form 10-K for the year ended December 31, 1990)

* 10.2(a) Amendment No. 1 to 1989 Non-Qualified Stock Option Plan
          (Incorporated by reference to Exhibit 10.2(a) of Form
          10-KSB for the year ended December 31, 1995)

  10.3 Form of Indemnification Agreement and signature pages for all indemnitees (Incorporated by reference to Exhibit 10.3 of Annual Report on Form 10-K for the year ended
          December 31, 1990)

  10.4 Timberline Employees' Retirement Plan (Incorporated by reference to Exhibit 10.4 of Annual Report on Form 10-K for the year ended December 31, 1990)

* 10.5 First and Second Amendments to Timberline Software Corporation Employees' Retirement Plan (Incorporated by reference to Exhibit 10.5 of Annual Report on Form 10-K for the year ended December 31, 1992)

                                                                      Page
                                                                      ----

* 10.5(a) Article A - Appendix to Basic Plan Document of
          Timberline Software Corporation Employees' Retirement
          Plan (Incorporated by reference to Exhibit 10.5(a) of Annual Report on Form 10-KSB for the year ended
          December 31, 1994)

* 10.5(b) Article B - Appendix to Basic Plan Document of
          Timberline Software Corporation Employees' Retirement
          Plan (Incorporated by reference to Exhibit 10.5(b) of Annual Report on Form 10-KSB for the year ended
          December 31, 1994)

* 10.5(c) Third Amendment to Timberline Software Corporation
          Employees' Retirement Plan (Incorporated by reference to Exhibit 10.1(c) of Form 10-KSB for the year ended
          December 31, 1995)

* 10.6    1993 Stock Incentive Plan (Incorporated by reference to
          Exhibit 10 of Quarterly Report on Form 10-Q for the three months ended June 30, 1993)

  10.7 Warrant Agreement by and between the Company and McDonald's Corporation dated as of March 10, 1994 (Incorporated by reference to Exhibit 10.1 of Quarterly Report on Form 10-QSB for the three months ended June 30, 1994)

* Management contract or compensatory plan or arrangement


Consents
--------

  23      Independent Auditors' Consent

Miscellaneous
-------------

  27      Financial Data Schedule