Form 10QSB
period 1997-03-31
TIMBERLINE SOFTWARE CORPORATION
filed 1997-05-14
CIK 314436

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

                           FORM 10-QSB

      [x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
             For the Quarterly Period Ended March 31, 1997.

      [ ]    TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
             For the transition period from         to
                                             -------    ------
                 Commission File Number 0-16376

                 TIMBERLINE SOFTWARE CORPORATION
         (Name of small business issuer in its charter)

           Oregon                             93-0748489

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

At May 9, 1997, approximately 5,547,651 shares of common stock of the registrant were outstanding.


Transitional Small Business Disclosure Format (Check one):

Yes [ ]  No [x]

TIMBERLINE SOFTWARE CORPORATION
FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
TABLE OF CONTENTS
---------------------------------------------------------


PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements
             Condensed balance sheets, March 31, 1997
                and December 31, 1996                           3
             Condensed statements of operations for the
                three months ended March 31, 1997 and 1996      4
             Condensed statements of cash flows for the
                three months ended March 31, 1997 and 1996      5
             Notes to condensed financial statements            6

Item 2.      Management's Discussion and Analysis or
               Plan of Operation                                7

PART II. OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K                  11

SIGNATURES                                                     12

EXHIBIT INDEX                                                  13

PART I. Financial Information
Item 1.  Financial Statements

TIMBERLINE SOFTWARE CORPORATION
CONDENSED BALANCE SHEETS
MARCH 31, 1997 AND DECEMBER 31, 1996
----------------------------------------------------------------

                                      March 31,      December 31,
                                        1997            1996
                                     -----------      -----------
ASSETS
------
Current assets:
Cash and cash equivalents            $ 4,604,905      $ 3,128,703
Temporary investments                    749,908        1,447,521
Accounts receivable, less allowance
  for doubtful accounts
  (March 31, 1997, $176,407;
  December 31, 1996, $178,674)         3,383,988        3,693,679
Other receivables                        166,816          156,839
Inventories                              275,148          308,751
Other current assets                   1,149,021          905,545
                                     -----------      -----------
Total current assets                  10,329,786        9,641,038
                                     -----------      -----------

Property and equipment                 7,561,739        7,236,600
  Less accumulated depreciation
  and amortization                     4,222,332        3,969,984
                                     ------------     -----------
  Property and equipment - net         3,339,407        3,266,616
                                     -----------      -----------

Capitalized software costs - net       1,144,980        1,110,023

Purchased software - net                 681,648          602,774

Investments                            2,814,333        3,319,147

Other assets                             101,727          102,629
                                     -----------      -----------
  Total                              $18,411,881      $18,042,227
                                     ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
Accounts payable                     $   656,464      $   763,645
Accrued commissions/royalties            141,278          193,915
Deferred revenues                      6,689,005        5,962,047
Accrued employee expenses                679,607        1,143,052
Other current liabilities                275,822          253,627
                                     -----------      -----------
Total current liabilities              8,442,176        8,316,286
                                     -----------      -----------

Accrued rent expense                      60,243           65,124

Deferred income taxes                    780,000          746,000

Shareholders' equity:
Common stock, without par value
  authorized, 8,000,000 shares;
  issued - March 31, 1997,5,473,926
  shares; December 31, 1996,
  5,465,526 shares                       364,928          364,368
Additional paid in capital             2,328,465        2,282,129
Retained earnings                      6,436,069        6,268,320
                                     -----------      -----------
Total shareholders' equity             9,129,462        8,914,817
                                     -----------      -----------
  Total                              $18,411,881      $18,042,227
                                     ===========      ===========

See notes to condensed financial statements.

TIMBERLINE SOFTWARE CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
----------------------------------------------------------------

                                       1997               1996
                                    ----------         ----------
Net revenue                         $7,507,695         $6,678,197
                                    ----------         ----------

Cost and expenses:

Cost of revenue                        923,556            807,885

Customer support                     1,576,225          1,447,107

Product development                  1,824,539          1,274,447

Sales and marketing                  1,636,032          1,544,529

General and administrative           1,140,714            960,449
                                    ----------         ----------

Total cost and expenses              7,101,066          6,034,417
                                    ----------         ----------

Income from operations                 406,629            643,780

Other income                           103,266             97,078
                                    ----------         ----------

Income before income taxes             509,895            740,858

Provision for income taxes             178,000            288,000
                                    ----------         ----------

Net income                          $  331,895         $  452,858
                                    ==========         ==========

Earnings per share                  $      .06         $      .08
                                    ==========         ==========

Weighted average common shares
  outstanding                        5,711,547          5,519,558
                                    ==========         ==========


See notes to condensed financial statements.


TIMBERLINE SOFTWARE CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
----------------------------------------------------------------

                                          1997          1996
                                       ----------     ----------
Net cash provided by
  operating activities                 $  953,715     $1,227,185
                                       ----------     ----------

Cash flows from investing
  activities:
Payments for property,
  equipment and purchased software       (437,809)      (239,828)
Capitalized software costs               (124,880)      (247,379)
Proceeds from investments               1,202,426      1,000,000
Purchase of investments                       --      (1,023,194)
                                       ----------     ----------

Net cash provided by (used in)
  investing activities                    639,737       (510,401)
                                       ----------     ----------

Cash flows from financing
  activities:
Proceeds from issuance of
  common stock                             46,896            --
Dividends paid                           (164,146)      (138,362)
                                       ----------     ----------

Net cash used in
  financing activities                   (117,250)      (138,362)
                                       ----------     ----------

Net increase in cash
  and cash equivalents                  1,476,202        578,422
Cash and cash equivalents,
  beginning of the year                 3,128,703      3,856,533
                                       ----------     ----------

Cash and cash equivalents,
  end of period                        $4,604,905     $4,434,955
                                       ==========     ==========

Supplemental information:
Cash paid during the period for
  income taxes                         $  181,288     $  250,012
                                       ==========     ==========

See notes to condensed financial statements.

TIMBERLINE SOFTWARE CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
----------------------------------------------------------------

1.    Condensed financial statements

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from these condensed financial statements. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1996. The balance sheet at December 31, 1996 has been condensed from the audited balance sheet as of that date. The results of operations for the three months ended March 31, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, have been made to present fairly the Company's financial position at March 31, 1997 and the results of its operations and its cash flows for the three months ended March 31, 1997 and 1996.


2.    Accounting pronouncement

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share, which establishes new standards for computing and presenting earnings per share (EPS) to entities having publicly held common stock or potential common stock. SFAS No. 128 replaces the presentation of primary EPS with basic EPS, requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures, and requires additional disclosures regarding the computation of EPS.

SFAS No. 128 will require changes in the computation and presentation of the Company's EPS commencing with the financial statements for the year ending December 31, 1997. Earlier application of this Statement is not permitted. If the Company computed its EPS for the three months ended March 31, 1997 and 1996 in a manner consistent with SFAS No. 128, the pro forma amounts would not be materially different from the EPS presently reported.

3.    Reclassifications

Certain reclassifications have been made in the 1996 financial statements to conform to the 1997 presentation.

Item 2.      Management's Discussion and Analysis or Plan of
             Operation

TIMBERLINE SOFTWARE CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
----------------------------------------------------------------
Results of Operations
---------------------

NET REVENUE. Net revenue increased 12 percent to $7,508,000 for the three months ended March 31, 1997 compared to $6,678,000 for the comparable period in 1996. The major component of net revenue, software sales, increased 11 percent to $3,769,000 in the 1997 period compared to $3,384,000 in the 1996 period primarily due to increased sales of Construction Gold Extended and sales of Construction Gold Standard and Precision Estimating Standard, which were initially released in June 1996. Construction accounting software sales and estimating software sales increased 20 percent and 21 percent, respectively, over the same period in 1996. Property management software sales declined slightly in 1997 over the same period in 1996. The Company released its Windows-based property management software product, Property Management Gold, at the end of March 1997. Because its release occurred at the end of the three months ended March 31, 1997, software sales for that period were not significantly impacted by its release. However, the Company expects the release of Property Management Gold to have a significant effect on property management software sales in 1997. Total software sales represented 50 percent of net revenue in the three months ended March 31, 1997 compared to 51 percent for the same period in 1996. The Company believes that software sales, as a percent of net revenue, will continue at about that level throughout 1997.

Service fees from maintenance, support and training, which represented 46 and 47 percent of net revenue for the three months ended March 31, 1997 and 1996, respectively, increased 11 percent to $3,468,000 in the 1997 period from $3,133,000 for the comparable period in 1996. The increase in service fees was principally due to a significant increase in maintenance and support fees as a result of increased software sales of Construction Gold Extended and Construction Gold Standard. Maintenance and support fees also increased significantly as a result of the Company's larger user base. The Company anticipates that service fees will continue to represent a significant, but not necessarily an increasing, percentage of net revenue.

COST OF REVENUE. Cost of revenue, as a percentage of net revenue, remained constant at 12 percent for the three months ended March 31, 1997 and 1996. The Company believes that cost of revenue, as a percentage of net revenue, will remain at approximately that same level throughout 1997.

OPERATING EXPENSES. Operating expenses increased 18 percent to $6,178,000 for the three months ended March 31, 1997 from $5,227,000 for the comparable period in 1996.

Customer support expenses increased nine percent to $1,576,000 for the three months ended March 31, 1997 from $1,447,000 for the comparable period in 1996. The increase was primarily due to additional personnel costs required to handle the increased demand for support and consulting services resulting from the increased sales of Construction Gold Extended and Construction Gold Standard. The Company anticipates increases in customer support expenses in order to meet the demands of its customers and to maintain a high quality level of service.

Product development expenses increased 43 percent to $1,824,000 for the three months ended March 31, 1997 from $1,274,000 for the comparable period in 1996. The increase was primarily due to additional personnel required to design, develop, and test new Windows-based software and to maintain the Company's growing number of software products. Additional personnel were also required to develop on-line help and training materials for the new software products. Additionally, capitalized software development costs, which reduce the amount of product development expenses recognized, amounted to $125,000 for the three months ended March 31, 1997 compared to $247,000 for the same period in 1996. With many new Windows-based software projects in progress, additional product development expenses will be capitalized in 1997 once these projects meet the capitalization stage around mid-year.

Sales and marketing expenses increased six percent to $1,636,000 in the three months ended March 31, 1997 from $1,545,000 for the comparable period in 1996. As a percentage of next revenue, sales and marketing expenses decreased to 22 percent in 1997 from 23 percent in 1996.

General and administrative expenses increased 19 percent to $1,141,000 for the three months ended March 31, 1997 from $960,000 for the comparable period in 1996. As a percentage of net revenue, these expenses increased to 15 percent in 1997 from 14 percent in 1996. The increase was primarily due to increased personnel and equipment costs related to the Company's management information systems and an increase in professional services.

PROVISION FOR INCOME TAXES. As a percentage of income before income taxes, the provision for income taxes was 35 percent and 39 percent, respectively, for the three months ended March 31, 1997 and 1996. The lower rate in 1997 was primarily due to the effect on the provision of estimated research and development tax credits for 1997. The income tax provision for the three months ended March 31, 1996 did not take into effect any such tax credits as there was no legislation enacted at that time for any research and development tax credit for that year.

Capital Resources and Liquidity
-------------------------------

During the three months ended March 31, 1997, net cash provided by operations was $954,000 compared to $1,227,000 for the same period in 1996. Working capital has increased to $1,888,000 at March 31, 1997 from $1,325,000 at December 31, 1996, primarily due to the increase in cash and cash equivalents. Cash, cash equivalents, and temporary investments, which represented 29 percent of total assets at March 31, 1997, increased $779,000 since December 31, 1996, principally due to cash provided by operations and funds received from an investment classified as non-current which was called by the issuer. Net accounts receivable at March 31, 1997 decreased $310,000 since December 31, 1996, reflecting a seasonal decline in sales in March 1997 from December 1996. Other current assets increased $243,000 since December 31, 1996 primarily due to an increase in prepaid insurance costs. Net capitalized software costs increased $35,000 since December 31, 1996. Although the increase was not significant, the Company anticipates releasing other Windows-based software applications in 1997 for which additional software development costs will be capitalized, commencing in the second quarter of this year.

Accounts payable decreased $107,000 since December 31, 1996 primarily due to a decline in the amount owed to outside software developers at March 31, 1997. Deferred revenues increased $727,000 in the same period primarily due to increased billings for annual maintenance and support services. Revenue from annual maintenance and support service billings are recognized monthly over the terms of the contracts. Accrued employee expenses decreased $463,000 since December 31, 1997 primarily as a result of the payment of the Company's 1996 contribution to its 401(k) plan.

In January 1997, the Company declared a regular cash dividend of $.03 per share amounting to $164,000. The Company anticipates continuing to pay quarterly cash dividends.

As of March 31, 1997, the Company had expended $438,000 for capital expenditures, of which $88,000 is related to initial costs for acquisition of a building site and construction of new corporate offices. For 1997, the Company has a capital expenditure budget for equipment and software totaling $1,500,000. These expenditures are expected to be funded through current cash balances and cash provided by operations. The building site and construction of the new corporate offices is expected to be funded through a combination of existing cash and investment balances,and construction loans.

Forward-Looking Statements
--------------------------
From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing, including in this Report. Such forward-looking statements may be included in, without limitation, press releases, oral statements made with the approval of an authorized executive officer of the Company and filings with the Securities and Exchange Commission. The words or phrases "anticipates," " believes," "expects," "will continue," "estimates," "projects," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

The Company's forward-looking statements are subject to certain risks, trends, and uncertainties that could cause actual results to vary materially from anticipated results, including, without limitation, the following: delays in new product releases, delays in acceptance of the Company's products in the marketplace, failures by the Company's outside vendors to perform as promised, changes in the software operating systems for which the Company's products are written or increased competition and changes in general market conditions.

PART II.  Other Information

Item 6. Exhibits and Reports on Form 8-K.

      (a)    Exhibits

             3.(ii) Amended and Restated Bylaws

             (27)  Financial Data Schedule

      (b)    Reports on Form 8-K

             No Form 8-K was filed during the three months ended
             March 31, 1997.

                                    SIGNATURES

In accordance with the requirements of the Securities Exchange
Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                      TIMBERLINE SOFTWARE CORPORATION
                      -------------------------------
                              (Registrant)

                      /s/ Thomas P. Cox
Date May 13, 1997     -----------------------------
                      Thomas P. Cox, Senior Vice
                      President-Finance (Chief Financial Officer)

                           FORM 10-QSB

                          Exhibit Index


Exhibit                                                  Page
-------                                                  ----

3.(ii)  Amended and Restated Bylaws                      14

(27)   Financial Data Schedule                           42