Form 10QSB
period 1997-06-30
TIMBERLINE SOFTWARE CORPORATION
filed 1997-08-14
CIK 314436

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-QSB

     [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          For the Quarterly Period Ended June 30, 1997.

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

At August 11, 1997, approximately 5,554,951 shares of common stock of the registrant were outstanding.


Transitional Small Business Disclosure Format (Check one):

Yes [ ]  No [x]

TIMBERLINE SOFTWARE CORPORATION
FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997
TABLE OF CONTENTS
---------------------------------------------------------


PART I.  FINANCIAL INFORMATION                              PAGE

Item 1.   Financial Statements
          Condensed balance sheets, June 30, 1997 and
            December 31, 1996                                 3
          Condensed statements of operations for the three
            months ended June 30, 1997 and 1996               4
          Condensed statements of operations for the six
            months ended June 30, 1997 and 1996               5
          Condensed statements of cash flows for the six
            months ended June 30, 1997 and 1996               6
          Notes to condensed financial statements             7

Item 2.   Management's Discussion and Analysis or
            Plan of Operation                                 9

PART II. OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of
            Security Holders                                 14

Item 6.   Exhibits and Reports on Form 8-K                   14

SIGNATURES                                                   15

EXHIBIT INDEX                                                16

PART I. Financial Information
Item 1.  Financial Statements

TIMBERLINE SOFTWARE CORPORATION
CONDENSED BALANCE SHEETS
JUNE 30, 1997 AND DECEMBER 31, 1996
----------------------------------------------------------------

                                       June 30,      December 31,
                                        1997            1996
                                     -----------      -----------
ASSETS
------
Current assets:
Cash and cash equivalents            $ 3,542,888      $ 3,128,703
Temporary investments                  5,865,268        1,447,521
Accounts receivable, less allowance
  for doubtful accounts
  (June 30, 1997, $166,407;
  December 31, 1996, $178,674)         3,260,540        3,693,679
Other receivables                        213,140          156,839
Inventories                              267,645          308,751
Other current assets                   1,123,960          905,545
                                     -----------      -----------
Total current assets                  14,273,441        9,641,038
                                     -----------      -----------

Property and equipment                 7,846,746        7,236,600
  Less accumulated depreciation
  and amortization                     4,397,415        3,969,984
                                     -----------      -----------
  Property and equipment - net         3,449,331        3,266,616
                                     -----------      -----------

Capitalized software costs - net       1,252,453        1,110,023

Purchased software - net                 675,502          602,774

Investments                                -            3,319,147

Other assets                             102,655          102,629
                                     -----------      -----------
  Total                              $19,753,382      $18,042,227
                                     ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
Accounts payable                     $   534,838      $   763,645
Accrued commissions/royalties            196,993          193,915
Deferred revenues                      6,636,475        5,962,047
Accrued employee expenses                923,580        1,143,052
Other current liabilities                254,120          253,627
                                     -----------      -----------
Total current liabilities              8,546,006        8,316,286
                                     -----------      -----------

Accrued rent expense                      55,362           65,124

Deferred income taxes                    856,000          746,000

Shareholders' equity:
Common stock, without par value
  authorized, 8,000,000 shares;
  issued - June 30, 1997,5,548,251
  shares; December 31, 1996,
  5,465,526 shares                       369,883          364,368
Additional paid in capital             2,652,222        2,282,129
Retained earnings                      7,252,518        6,268,320
Unrealized holding gain on
  investments                             21,391            -
                                     -----------      -----------
Total shareholders' equity            10,296,014        8,914,817
                                     -----------      -----------
  Total                              $19,753,382      $18,042,227
                                     ===========      ===========

See notes to condensed financial statements.

TIMBERLINE SOFTWARE CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
----------------------------------------------------------------

                                       1997               1996
                                    ----------         ----------
Net revenue                         $8,224,968         $6,813,126
                                    ----------         ----------

Cost and expenses:

Cost of revenue                        907,351            856,316

Customer support                     1,578,515          1,546,605

Product development                  1,717,644          1,032,371

Sales and marketing                  1,432,588          1,553,517

General and administrative           1,116,413          1,042,777
                                    ----------         ----------

Total cost and expenses              6,752,511          6,031,586
                                    ----------         ----------

Income from operations               1,472,457            781,540

Other income                           104,403             98,010
                                    ----------         ----------

Income before income taxes           1,576,860            879,550

Provision for income taxes             594,000            337,000
                                    ----------         ----------

Net income                          $  982,860         $  542,550
                                    ==========         ==========

Earnings per share                  $      .17         $      .10
                                    ==========         ==========

Weighted average common shares
  outstanding                        5,719,539          5,687,194
                                    ==========         ==========

See notes to condensed financial statements.

TIMBERLINE SOFTWARE CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
----------------------------------------------------------------

                                       1997               1996
                                    ----------         ----------
Net revenue                        $15,732,664        $13,491,323
                                   -----------        -----------

Cost and expenses:

Cost of revenue                      1,830,906          1,664,201

Customer support                     3,154,740          2,993,712

Product development                  3,542,183          2,306,818

Sales and marketing                  3,068,621          3,098,046

General and administrative           2,257,128          2,003,226
                                   -----------        -----------

Total cost and expenses             13,853,578         12,066,003
                                   -----------        -----------

Income from operations               1,879,086          1,425,320

Other income                           207,669            195,088
                                   -----------        -----------

Income before income taxes           2,086,755          1,620,408

Provision for income taxes             772,000            625,000
                                   -----------        -----------

Net income                         $ 1,314,755        $   995,408
                                   ===========        ===========

Earnings per share                 $       .23        $       .18
                                   ===========        ===========

Weighted average common shares
  outstanding                        5,715,565          5,603,376
                                   ===========        ===========

See notes to condensed financial statements.

TIMBERLINE SOFTWARE CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
----------------------------------------------------------------

                                          1997          1996
                                       ----------     ----------
Net cash provided by
  operating activities                 $2,626,360     $2,044,146
                                       ----------     ----------

Cash flows from investing
  activities:
Payments for property,
  equipment and purchased software       (833,991)      (895,548)
Capitalized software costs               (346,026)      (871,902)
Proceeds from investments               1,910,000      3,500,000
Purchase of investments                (2,987,209)    (6,058,697)
Other                                       --               400
                                       ----------     ----------

Net cash used in
  investing activities                 (2,257,226)    (4,325,747)
                                       ----------     ----------

Cash flows from financing
  activities:
Proceeds from issuance of
  common stock                            375,608        592,433
Dividends paid                           (330,557)      (299,294)
                                       ----------     ----------

Net cash provided by
  financing activities                     45,051        293,139
                                       ----------     ----------

Net increase (decrease) in cash
  and cash equivalents                    414,185     (1,988,462)
Cash and cash equivalents,
  beginning of the year                 3,128,703      3,856,533
                                       ----------     ----------

Cash and cash equivalents,
  end of period                        $3,542,888     $1,868,071
                                       ==========     ==========

Supplemental information:
Cash paid during the period for
  income taxes                         $  632,193     $  488,918
                                       ==========     ==========

See notes to condensed financial statements.

TIMBERLINE SOFTWARE CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
----------------------------------------------------------------

1.   Condensed financial statements

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from these condensed financial statements. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1996. The balance sheet at December 31, 1996 has been condensed from the audited balance sheet as of that date. The results of operations for the three and six month periods ended
June 30, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, have been made to present fairly the Company's financial position at June 30, 1997 and the results of its operations and its cash flows for the three and six month periods ended June 30, 1997 and 1996.

2.   Accounting pronouncement

In February 1997, the Financial Accounting Standards Board
(FASB) issued SFAS No. 128, "Earnings per Share," which establishes new standards for computing and presenting earnings per share (EPS) to entities having publicly held common stock or potential common stock. SFAS No. 128 replaces the presentation of a primary EPS with a basic EPS, requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures, and additional disclosures regarding the computation of EPS.

SFAS No. 128 will require changes in the computation and presentation of the Company's EPS commencing with the financial statements for the year ending December 31, 1997. Earlier application of this Statement is not permitted. However, if the Company computed its EPS for the three and six month periods ended June 30, 1997 and 1996 in a manner consistent with SFAS No. 128, the pro forma amounts would not be materially different from the EPS presently reported.

In June 1997, the FASB issued SFAS No. 130, "Reporting
Comprehensive Income," which established standards for reporting comprehensive income and its components. This additional reporting requirement will become effective for the Company during the year ending December 31, 1998.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which established standards for disclosure about operating segments in annual financial statements and selected information about those operating segments in interim financial statements. It also established standards for related disclosures about products and services, geographic areas, and major customers. The new standard will become effective for the Company during the year ending
December 31, 1998. The Company believes that any segment information required to be disclosed under SFAS No. 131 will provide expanded disclosure of operating statement and balance sheet items. The Company had not yet completed its analysis on the specific additional information that will be required under this new standard.

3.   Investments

During the second quarter of 1997, the Company transferred its investments from the held-to-maturity category to the available-for-sale category becaue these investments may not be held to maturity. This transfer resulted from initial plans to use a portion of the investments to finance the acquisition of a building site for its new corporate offices, which is expected to commence construction later in the year. The Company also intends to use these investments if additional funds are needed for other purposes.

4.   Reclassifications

Certain reclassifications have been made in the 1996 financial statements to conform to the 1997 presentation.

Item 2.   Management's Discussion and Analysis or Plan of
          Operation

TIMBERLINE SOFTWARE CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
----------------------------------------------------------------

Results of Operations
---------------------

NET REVENUE. Net revenue increased 21 percent to $8,225,000 in the three months ended June 30, 1997 compared to $6,813,000 for the comparable period in 1996. A major component of net revenue, software sales, increased 21 percent to $4,282,000 in the 1997 period compared to $3,551,000 in the 1996 period. Software sales increased in all of the Company's current product lines. Construction software sales, which constitute over 60 percent of the Company's total software sales, increased 22 percent in 1997 over the same period in 1996. This was primarily due to increased sales of Construction Gold Standard, which was released at the end of June 1996 and the continuing increase in sales of Construction Gold Extended. Estimating software sales increased 19 percent primarily due to increased sales of Precision Estimating Standard, which was released at the end of June 1996. Property management software sales, which represent less than 10 percent of the Company's total software sales, increased 114 percent due to sales of Gold Collection for Property Management, which was released at the end of March 1997. Total software sales represented 52 percent of net revenue for the three months ended June 30, 1997 and 1996. The Company believes that software sales, as a percentage of net revenue, will continue at about that same level throughout the remainder of 1997.

Service fees from maintenance, support and training, which represented 46 percent and 47 percent of net revenue for the three months ended June 30, 1997 and 1996, respectively, increased 19 percent to $3,778,000 in the 1997 period from $3,177,000 for the comparable period in 1996. The increase in service fees was principally due to a significant increase in maintenance and support fees as a result of increased software sales of Construction Gold Extended and Construction Gold Standard and the continuing increase in the Company's user base. The Company anticipates that service fees will continue to represent a significant, but not necessarily an increasing, percentage of net revenue.

Net revenue increased 17 percent to $15,733,000 for the six months ended June 30, 1997 compared to $13,491,000 for the comparable period in 1996. Software sales increased 16 percent to $8,051,000 in the 1997 period compared to $6,935,000 in the 1996 period. Software sales increased in all of the Company's current product lines. Construction software sales increased 21 percent in 1997 over the same period in 1996, primarily due to increased sales of Construction Gold Standard, which was released at the end of June 1996 and the continuing increase in sales of Construction Gold Extended. Estimating software sales increased 20 percent due to increased sales of Precision Estimating Standard, which was released at the end of June 1996. Property management software sales increased 33 percent due to sales of Gold Collection for Property Management, which was released at the end of March 1997. Total software sales represented 51 percent of net revenue for both the six months ended June 30, 1997 and 1996.

Service fees from maintenance, support and training, which represented 46 percent and 47 percent of net revenue for the six months ended June 30, 1997 and 1996, respectively, increased 15 percent to $7,246,000 in the 1997 period from $6,310,000 for the comparable period in 1996. The increase in service fees was principally due to a significant increase in maintenance and support fees as a result of increased software sales of Construction Gold Extended and Construction Gold Standard and the continuing increase in the Company's user base.

COST OF REVENUE. Cost of revenue, as a percentage of net revenue, was 11 percent for the three months ended June 30, 1997 compared to 13 percent for the comparable period in 1996. The decrease in this percentage was primarily due to lower costs associated with software sales. For the six months ended
June 30, 1997 and 1996, cost of revenue, as a percentage of net revenue, remained constant at 12 percent. The Company believes that cost of revenue, as a percentage of net revenue, will remain at approximately that same level throughout 1997.

OPERATING EXPENSES. Operating expenses increased 13 percent to $5,845,000 for the three months ended June 30, 1997 from $5,175,000 for the comparable period in 1996. For the six months ended June 30, 1997, operating expenses increased 16 percent to $12,023,000 from $10,402,000 for the same period in 1996.

Customer support expenses increased two percent to $1,579,000 for the three months ended June 30, 1997 from $1,547,000 for the same period in 1996. For the six months ended June 30, 1997, customer support expenses increased five percent to $3,155,000 from $2,994,000 for the comparable period in 1996. The increase was primarily due to increased personnel and equipment costs required to handle the increased demand for support and consulting services resulting from the increased sales of Construction Gold Extended and Construction Gold Standard software. The Company anticipates customer support expenses to continue to increase for the remainder of 1997 in order to meet the demands of its customers and to maintain a high quality level of service.

Product development expenses increased 66 percent to $1,718,000 for the three months ended June 30, 1997 from $1,032,000 for the comparable period in 1996. For the six months ended June 30, 1997, product development expenses increased 54 percent to $3,542,000 from $2,307,000 for the same period in 1996. The increase was primarily due to increased personnel costs, additional personnel to develop on-line help and training materials for the new software products, and a reduction in the amount of capitalized software development costs in 1997 compared to 1996. Capitalized software development costs, which reduce the amount of product development expenses recognized, amounted to $221,000 for the three months ended June 30, 1997 compared to $625,000 for the same period in 1996. For the six months ended

June 30, 1997 capitalized software development costs amounted to $346,000 compared to $872,000 for the comparable period in 1996.
The Company anticipates additional capitalized software development costs in 1997, which will occur primarily in the third quarter.

Sales and marketing expenses decreased eight percent to $1,433,000 in the three months ended June 30, 1997 from $1,554,000 for the comparable period in 1996. For the six months ended June 30, 1997, sales and marketing expenses decreased one percent to $3,068,000 from $3,098,000 in the same period for 1996. As a percentage of net revenue, sales and marketing expenses decreased to 17 percent for the three months ended
June 30, 1997 from 23 percent in 1996. For the six months ended June 30, 1997 and 1996, the percentages were 20 percent and 23 percent, respectively. The decrease in expenses was primarily due to lower trade show expenses and a reduction in sales personnel costs.

General and administrative expenses increased seven percent to $1,116,000 for the three months ended June 30, 1997 from $1,043,000 for the comparable period in 1996. For the six months ended June 30, 1997, general and administrative expenses increased 13 percent to $2,257,000 from $2,003,000 for the same period in 1996. As a percentage of net revenue, these expenses decreased to 14 percent for the three amd six months ended
June 30, 1997 from 15 percent for the same periods in 1996. The increase in expenses was primarily due to increased personnel and equipment costs.

PROVISION FOR INCOME TAXES. As a percentage of income before income taxes, the provision for income taxes remained constant at 38 percent for the three months ended June 30, 1997 and 1996.
For the six months ended June 30, 1997 and 1996, the provision for income taxes, as a percentage of income before income taxes, was 37 percent and 39 percent, respectively. The year-to-date tax rate was lower in 1997 than in 1996 primarily due to the effect on the provision of estimated research and development tax credits for 1997. The income tax provision for the six months ended June 30, 1996 did not take into effect any such tax credits as there was no legislation enacted at that time for any research and development tax credit.


Capital Resources and Liquidity
-------------------------------

During the six months ended June 30, 1997, net cash provided by operations was $2,626,000 compared to $2,044,000 for the same period in 1996. Working capital has increased to $5,727,000 at June 30, 1997 from $1,325,000 at December 31, 1996, primarily due to the increase in cash, cash equivalents, and temporary investments. Cash, cash equivalents, and temporary investments, which represented 48 percent of total assets at June 30, 1997, increased $4,832,000 since December 31, 1996, primarily due to cash provided by operations and a reclassification of investments from long-term to short-term. Investments were previously classified in the held-to-maturity category, and accordingly, many of the investments were classified as long-term investments, based on their maturity date. However, the investments have been transferred into the available-for-sale category and have been classified as current assets. Net accounts receivable at June 30, 1997 decreased $433,000 since December 31, 1996, reflecting a seasonal decline in revenue in June 1997 from December 1996. Other current assets increased $218,000 since December 31, 1996 primarily due to an increase in prepaid insurance costs and prepaid and refundable income taxes.

Net property and equipment and purchased software increased $255,000 since December 31, 1996. Exclusive of depreciation and amortization expense, which amounted to $571,000, equipment and software purchases amounted to $834,000 during the six months ended June 30, 1997. Purchases relate primarily to acquisition of new computer equipment, upgrade of the telecommunication system, and expenditures related to the acquisition of a building site and construction of new corporate offices, which is to commence in the latter part of 1997. Expenditures for equipment and software is expected to be funded through current cash balances and cash provided by operations. The acquisition of the building site and construction of the new corporate offices is expected to be funded through a combination of existing cash and investment balances, and construction loans.

Net capitalized software costs increased $142,000 since
December 31, 1996 due primarily to the capitalization of software development costs related to Gold Collection for Property
Management and new construction and estimating software expected to be released in the second half of 1997.

Accounts payable decreased $229,000 since December 31, 1996, primarily due to a decline in amounts owed for outside software development, marketing costs, and other professional services at June 30, 1997. Deferred revenues increased $674,000 in the same period primarily due to increased billings for annual maintenance and support services. Accrued employee expenses decreased $219,000 since December 31, 1996 primarily as a result of the payment of the Company's 1996 contribution to its 401(k) plan.

For the first six months of 1997, the Company has declared two regular quarterly cash dividends totaling $.06 per share, or $331,000. In July 1997, the Company's Board of Directors increased the quarterly dividend rate to $.04 per share. The Company anticipates continuing to pay quarterly cash dividends.


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

PART II.  Other Information

Item 4.   Submission of Matters to a Vote of Security Holders

     The Company held its annual meeting of shareholders on April 29, 1997. Shareholders took the following actions at the meeting:

     1. The shareholders voted to elect all of management's nominees to the Company's Board of Directors. The following table sets forth information with respect to votes cast for and against each nominee:

                                 Votes       Votes       Shares
                                  For       Withheld    Not Voted
          John Gorman          5,090,593     10,233      371,300
          Curtis L. Peltz      5,090,418     10,408      371,300
          Leslie F. Clarke,II  5,090,593     10,233      371,300
          James A. Meyer       5,090,493     10,333      371,300
          Donald L. Tisdel     5,089,893     10,933      371,300

          There were no broker non-votes.

     2. The shareholders voted to ratify management's selection of auditors for 1997 by the affirmative vote of 5,072,521 shares, with 18,439 shares voting against the proposal, 9,866 shares abstaining, and 371,300 shares not voted. There were no broker non-votes.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          (27)  Financial Data Schedule

     (b)  Reports on Form 8-K

          No Form 8-K was filed during the three months ended
          June 30, 1997.

                           SIGNATURES

In accordance with the requirements of the Securities Exchange
Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                      TIMBERLINE SOFTWARE CORPORATION
                      -------------------------------
                              (Registrant)

                      /s/ Thomas P. Cox
Date August 13, 1997  _____________________________
                      Thomas P. Cox, Senior Vice
                      President-Finance (Chief Financial Officer)

                           FORM 10-QSB


                          Exhibit Index


Exhibit                                      Page
-------                                      ----

(27)   Financial Data Schedule               17