Form 10QSB
period 1997-09-30
TIMBERLINE SOFTWARE CORPORATION
filed 1997-11-12
CIK 314436

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                          FORM 10-QSB

     [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          For the Quarterly Period Ended September 30, 1997.

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

At November 7, 1997, approximately 6,977,345 shares of common stock of the registrant were outstanding after giving effect to a five-for-four stock split declared by the registrant's Board of Directors to shareholders of record on October 31, 1997.


Transitional Small Business Disclosure Format (Check one):

Yes [ ]  No [x]
TIMBERLINE SOFTWARE CORPORATION
FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997
TABLE OF CONTENTS
--------------------------------------------------------------


PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements
          Condensed balance sheets, September 30, 1997 and
            December 31, 1996 ..............................  3
          Condensed statements of operations for the three
            months ended September 30, 1997 and 1996 .......  4
          Condensed statements of operations for the nine
            months ended September 30, 1997 and 1996 .......  5
          Condensed statements of cash flows for the nine
            months ended September 30, 1997 and 1996 .......  6
          Notes to condensed financial statements ..........  7

Item 2.   Management's Discussion and Analysis or
            Plan of Operation .............................. 10

PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K ..................15

SIGNATURES ..................................................16

EXHIBIT INDEX ...............................................17

PART I. Financial Information
Item 1.  Financial Statements

TIMBERLINE SOFTWARE CORPORATION
CONDENSED BALANCE SHEETS
SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
----------------------------------------------------------------

                                     September 30,   December 31,
                                        1997            1996
                                     -----------      -----------
ASSETS
------
Current assets:
Cash and cash equivalents            $ 1,480,268      $ 3,128,703
Temporary investments                  6,893,510        1,447,521
Accounts receivable, less allowance
  for doubtful accounts
  (September 30, 1997, $161,139;
  December 31, 1996, $178,674)         3,993,981        3,693,679
Other receivables                        284,873          156,839
Inventories                              250,416          308,751
Other current assets                     869,219          905,545
                                     -----------      -----------
Total current assets                  13,772,267        9,641,038
                                     -----------      -----------

Property and equipment                10,897,293        7,236,600
  Less accumulated depreciation
  and amortization                     4,785,656        3,969,984
                                     -----------      -----------
  Property and equipment - net         6,111,637        3,266,616
                                     -----------      -----------

Capitalized software costs - net       1,473,822        1,110,023

Purchased software - net                 703,527          602,774

Investments                                -            3,319,147

Other assets                              99,743          102,629
                                     -----------      -----------
  Total                              $22,160,996      $18,042,227
                                     ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
Accounts payable                     $   702,552      $   763,645
Accrued commissions/royalties             91,054          193,915
Deferred revenues                      7,198,234        5,962,047
Accrued employee expenses              1,399,801        1,143,052
Other current liabilities                303,964          253,627
                                     -----------      -----------
Total current liabilities              9,695,605        8,316,286
                                     -----------      -----------

Accrued rent expense                      50,481           65,124

Deferred income taxes                    963,000          746,000

Shareholders' equity:
Common stock, without par value
  authorized, 8,000,000 shares;
  issued:
  September 30, 1997; 6,957,376 shares
  December 31, 1996; 6,831,907 shares    371,060          364,368
Additional paid in capital             2,783,965        2,282,129
Retained earnings                      8,267,606        6,268,320
Unrealized holding gain on
  investments                             29,279            -
                                     -----------      -----------
Total shareholders' equity            11,451,910        8,914,817
                                     -----------      -----------
  Total                              $22,160,996      $18,042,227
                                     ===========      ===========

See notes to condensed financial statements.
TIMBERLINE SOFTWARE CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
----------------------------------------------------------------

                                       1997               1996
                                    ----------         ----------
Net revenue                         $8,795,292         $6,945,025
                                    ----------         ----------

Cost and expenses:

Cost of revenue                        840,466            875,833

Customer support                     1,784,575          1,743,707

Product development                  1,855,321          1,574,278

Sales and marketing                  1,508,713          1,546,550

General and administrative           1,169,296            970,609
                                    ----------         ----------

Total cost and expenses              7,158,371          6,710,977
                                    ----------         ----------

Income from operations               1,636,921            234,048

Other income                           114,365            105,967
                                    ----------         ----------

Income before income taxes           1,751,286            340,015

Provision for income taxes             514,000              2,000
                                    ----------         ----------

Net income                          $1,237,286         $  338,015
                                    ==========         ==========

Earnings per share                  $      .17         $      .05
                                    ==========         ==========

Weighted average common shares
  outstanding                        7,238,901          7,115,259
                                    ==========         ==========


See notes to condensed financial statements.


TIMBERLINE SOFTWARE CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
----------------------------------------------------------------

                                       1997               1996
                                    ----------         ----------
Net revenue                        $24,527,956        $20,436,348
                                   -----------        -----------

Cost and expenses:

Cost of revenue                      2,671,372          2,540,034

Customer support                     4,939,315          4,737,419

Product development                  5,397,504          3,881,096

Sales and marketing                  4,577,334          4,644,596

General and administrative           3,426,424          2,973,835
                                   -----------        -----------

Total cost and expenses             21,011,949         18,776,980
                                   -----------        -----------

Income from operations               3,516,007          1,659,368

Other income                           322,034            301,055
                                   -----------        -----------

Income before income taxes           3,838,041          1,960,423

Provision for income taxes           1,286,000            627,000
                                   -----------        -----------

Net income                         $ 2,552,041        $ 1,333,423
                                   ===========        ===========

Earnings per share                 $       .36        $       .19
                                   ===========        ===========

Weighted average common shares
  outstanding                        7,176,284          7,041,504
                                   ===========        ===========


See notes to condensed financial statements.

TIMBERLINE SOFTWARE CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
----------------------------------------------------------------

                                          1997          1996
                                       ----------     ----------
Net cash provided by
  operating activities                 $4,960,107     $2,424,605
                                       ----------     ----------

Cash flows from investing
  activities:
Payments for property,
  equipment and purchased software     (3,810,660)    (1,520,056)
Capitalized software costs               (663,680)      (918,619)
Proceeds from investments               2,410,000      4,600,000
Purchase of investments                (4,507,562)    (7,576,726)
Other                                       7,587          1,050
                                       ----------     ----------

Net cash used in
  investing activities                 (6,564,315)    (5,414,351)
                                       ----------     ----------

Cash flows from financing
  activities:
Proceeds from issuance of
  common stock                            508,528        789,119
Dividends paid                           (552,755)      (461,277)
                                       ----------     ----------

Net cash provided by (used in)
  financing activities                    (44,227)       327,842
                                       ----------     ----------

Net decrease in cash
  and cash equivalents                 (1,648,435)    (2,661,904)
Cash and cash equivalents,
  beginning of the year                 3,128,703      3,856,533
                                       ----------     ----------

Cash and cash equivalents,
  end of period                        $1,480,268     $1,194,629
                                       ==========     ==========

Supplemental information:
Cash paid during the period for
  income taxes                         $1,044,567     $1,069,502
                                       ==========     ==========

See notes to condensed financial statements.

TIMBERLINE SOFTWARE CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
----------------------------------------------------------------

1.   Condensed financial statements

     Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from these condensed financial statements. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1996. The balance sheet at December 31, 1996 has been condensed from the audited balance sheet as of that date. The results of operations for the three and nine month periods ended September 30, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

     In the opinion of management, all adjustments, consisting of normal recurring adjustments, have been made to present fairly the Company's financial position at September 30, 1997 and the results of its operations and its cash flows for the three and nine month periods ended September 30, 1997 and 1996.

2.   Recent accounting pronouncements

     In February 1997, the Financial Accounting Standards Board
     (FASB) issued Statement of Financial Accounting Standards
     (SFAS) No. 128, "Earnings per Share," which establishes new standards for computing and presenting earnings per share
     (EPS) to entities having publicly held common stock or potential common stock. SFAS No. 128 replaces the presentation of a primary EPS with a basic EPS, requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures, and requires additional disclosures regarding the computation of EPS.

     SFAS No. 128 will require changes in the computation and presentation of the Company's EPS commencing with the financial statements for the year ending December 31, 1997. Earlier application of this Statement is not permitted. However, if the Company computed its EPS for the three and nine month periods ended September 30, 1997 and 1996 in a manner consistent with SFAS No. 128, the pro forma amounts would not be materially different from the EPS presently reported.

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

3.   Investments

     During the second quarter of 1997, the Company transferred its investments from the held-to-maturity category to the available-for-sale category because these investments may not be held to maturity. The Company intends to use these investments to finance a portion of its new corporate offices and for other purposes as additional funds are needed.

4.   Income taxes

     In August 1997, legislation was enacted which extended the federal research and development tax credit from June 1, 1997 through June 30, 1998. Also in 1997, the state of Oregon reduced its corporate excise tax for 1997 due to a state budget surplus. As a result, the Company lowered its estimate of the effective income tax rate for 1997 from 37 percent to 34 percent. This reduction is reflected in the income tax provision for the three and nine month periods ended September 30, 1997.

     In August 1996, legislation was enacted which renewed the federal research and development tax credit for the period July 1, 1996 through May 31, 1997. As a result of this legislation and the recording of research and development tax credits which were not previously recognized, the Company revised its estimated effective income rate for 1996 from 39 percent to 32 percent. The effect of this revision was reflected in the income tax provision for the three months ended September 30, 1996 which virtually eliminated the income tax expense for that interim period.




5.   Subsequent event - stock split

     On October 21, 1997, the Company's Board of Directors approved a five-for-four stock split to shareholders of record on October 31, 1997. All common shares and per share amounts in these condensed financial statements have been retroactively adjusted to reflect this change.

6.   Reclassifications

     Certain reclassifications have been made in the 1996 financial statements to conform to the 1997 presentation.


Item 2.   Management's Discussion and Analysis or Plan of
Operation

TIMBERLINE SOFTWARE CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
----------------------------------------------------------------

Results of Operations
---------------------

NET REVENUE. Net revenue increased 27 percent to $8,795,000 in the three months ended September 30, 1997 compared to $6,945,000 for the comparable period in 1996. A major component of net revenue, software sales, increased 51 percent to $4,715,000 in the 1997 period compared to $3,126,000 in the 1996 period. Software sales increased in all of the Company's current product lines. Construction software sales increased 59 percent in 1997 over the same period in 1996, primarily due to the continuing increase in sales of Construction Gold Extended and Construction Gold Standard. Estimating software sales increased 43 percent due to increased sales of Precision Estimating Standard and the initial release of Precision Estimating Extended at the end of September 1997. Property management software sales increased 80 percent due to sales of Gold Collection for Property Management, which was released at the end of March 1997. Total software sales represented 54 percent of net revenue for the three months ended September 30, 1997 compared to 45 percent for the same period in 1996. The Company believes that software sales, as a percentage of net revenue, will remain at the current 1997 level for the last three months of 1997.

Service fees from maintenance, support, training and consulting, which represented 45 percent and 50 percent of net revenue for the three months ended September 30, 1997 and 1996, respectively, increased 14 percent to $3,933,000 in the 1997 period from $3,452,000 for the comparable period in 1996. The increase in service fees was principally due to a significant increase in maintenance, support, and consulting fees as a result of increased software sales of Construction Gold Extended and Construction Gold Standard. This increase was partially offset by a reduction in classroom training fees. The Company anticipates that service fees will continue to represent a significant, but not necessarily an increasing, percentage of net revenue.

Net revenue increased 20 percent to $24,528,000 in the nine months ended September 30, 1997 compared to $20,436,000 for the comparable period in 1996. Software sales increased 27 percent to $12,766,000 in the 1997 period compared to $10,061,000 in the 1996 period. Software sales increased in all of the Company's current product lines. Construction software sales increased 33 percent in 1997 over the same period in 1996, primarily due to the continuing increase in sales of Construction Gold Extended and Construction Gold Standard. Estimating software sales increased 27 percent due to increased sales of Precision Estimating Standard and the initial release of Precision Estimating Extended at the end of September 1997. Property management software sales increased 52 percent due to sales of Gold Collection for Property Management, which was released at the end of March 1997. Total software sales represented 52 percent of net revenue for the nine months ended September 30, 1997 compared to 49 percent for the comparable period in 1996.

Service fees from maintenance, support, training and consulting, which represented 46 percent and 48 percent of net revenue for the nine months ended September 30, 1997 and 1996, respectively, increased 15 percent to $11,180,000 in the 1997 period from $9,762,000 for the comparable period in 1996. The increase in service fees was principally due to a significant increase in maintenance and support fees as a result of increased software sales of Construction Gold Extended and Construction Gold Standard.

COST OF REVENUE. Cost of revenue, as a percentage of net revenue, was 10 percent for the three months ended September 30, 1997 compared to 13 percent for the comparable period in 1996. For the nine months ended September 30, 1997 and 1996, cost of revenue, as a percentage of net revenue, was 11 percent and 12 percent, respectively. The decrease in this percentage was primarily due to lower costs associated with software sales.

OPERATING EXPENSES. Operating expenses increased eight percent to $6,318,000 for the three months ended September 30, 1997 from $5,835,000 for the comparable period in 1996. For the nine months ended September 30, 1997, operating expenses increased 13 percent to $18,341,000 from $16,237,000 for the same period in 1996.

Customer support expenses increased two percent to $1,785,000 for the three months ended September 30, 1997 from $1,743,000 for the same period in 1996. For the nine months ended September 30, 1997, customer support expenses increased four percent to $4,939,000 from $4,737,000 for the comparable period in 1996.
The increase was primarily due to increased personnel and equipment costs required to handle the increased demand for support and consulting services resulting from the increased sales of Construction Gold Extended and Construction Gold Standard. The Company anticipates customer support expenses to continue to increase for the remainder of 1997 in order to meet the demands of its customers and to maintain a high quality level of service.

Product development expenses increased 18 percent to $1,855,000 for the three months ended September 30, 1997 from $1,574,000 for the comparable period in 1996. The increase was primarily due to increased personnel costs, additional personnel to develop on-line help and training materials for the new software products, and an increase in outside developers' costs. This was partially offset by an increase in the amount of capitalized software development costs. Capitalized software development costs, which reduces the amount of product development expenses recognized, amounted to $318,000 for the three months ended September 30, 1997 compared to $47,000 for the same period in 1996. For the nine months ended September 30, 1997, product development costs increased 39 percent to $5,398,000 from $3,881,000 for the same period in 1996. The increase in product development expenses resulted from a combination of the same factors noted above for the three month period and a reduction in the amount of capitalized software development costs as compared to the same period in 1996. Capitalized software development costs declined to $664,000 in 1997 from $919,000 in the comparable period in 1996. The Company anticipates some additional capitalized software development costs during the last three months of 1997.

Sales and marketing expenses decreased two percent to $1,509,000 in the three months ended September 30, 1997 from $1,547,000 for the comparable period in 1996. For the nine months ended September 30, 1997, sales and marketing expenses decreased one percent to $4,577,000 from $4,645,000 in the same period for 1996. As a percentage of net revenue, sales and marketing expenses decreased to 17 percent for the three months ended September 30, 1997 from 22 percent in the same period in 1996. For the nine months ended September 30, 1997 and 1996, the percentages were 19 percent and 23 percent, respectively. The decrease in expenses was primarily due to lower trade show expenses, travel costs, and dealer-related expenses.

General and administrative expenses increased 20 percent to $1,169,000 for the three months ended September 30, 1997 from $971,000 for the comparable period in 1996. For the nine months ended September 30, 1997, general and administrative expenses increased 15 percent to $3,426,000 from $2,974,000 for the same period in 1996. As a percentage of net revenue, these expenses remained constant at approximately 14 percent for the three month and nine month periods ended September 30, 1997 and 1996. The increase in expenses was primarily due to an increase in equipment-related costs.

PROVISION FOR INCOME TAXES. As a percentage of income before income taxes, the provision for income taxes was 29 percent and less than one percent for the three months ended September 30, 1997 and 1996, respectively. The tax provision in the 1996 period was virtually eliminated due to the enactment by Congress of legislation which reinstated the federal research and development credit from July 1, 1996 through May 31, 1997 and the recording of previously unrecognized research and development tax credits. Congress subsequently enacted legislation which extended the federal research and development credit from June 1, 1997 through June 30, 1998. Also in 1997, the state of Oregon decreased the corporate excise rate for 1997 due to a state budget surplus. The effect of these events was to reduce the Company's estimated effective income tax rate for both years from the Company's previous estimate.

For the nine months ended September 30, 1997 and 1996, the provison for income taxes, as a percentage of income before income taxes, was 34 percent and 32 percent, respectively. These provisions represent the Company's revised estimated income tax rate for the respective years, based on the factors noted above.


Capital Resources and Liquidity
-------------------------------

During the nine months ended September 30, 1997, net cash provided by operations was $4,960,000 compared to $2,425,000 for the same period in 1996. Working capital has increased to $4,077,000 at September 30, 1997 from $1,325,000 at December 31,
1996, primarily due to the increase in cash, cash equivalents, and temporary investments. Cash, cash equivalents, and temporary investments, which represented 38 percent of total assets at September 30, 1997, increased $3,798,000 since December 31, 1996, primarily due to cash provided by operations and a reclassification of investments from long-term to short-term. Investments were previously classified in the held-to-maturity category, and accordingly, many of the investments were classified as long-term investments, based on their maturity date. However, the investments have been transferred into the available-for-sale category and have been classified as current assets. Net accounts receivable at September 30, 1997 increased $300,000 since December 31, 1996. This increase was primarily due to an increase in billings for service fees in September 1997 compared to December 1996 and an increase in amounts owed from a national account and a software distributor.

Net property and equipment and purchased software increased $2,946,000 since December 31, 1996. Exclusive of depreciation and amortization expense, which amounted to $1,024,000, property and software purchases amounted to $3,811,000 during the nine months ended September 30, 1997. Of this amount, over $3,000,000 was expended for acquisition of land for the site of the Company's new corporate offices and initial planning, design and excavation costs for such offices. The remaining costs were primarily for the purchase of new computer equipment, and the upgrade of the telecommunication system. Expenditures for equipment and software are expected to be funded through current cash balances and cash provided by operations. The construction of the new corporate offices will be funded through a combination of existing cash and investment balances, and construction loans.

Net capitalized software costs increased $364,000 since
December 31, 1996 due primarily to the capitalization of software development costs related to the Gold Collection for Property Management software released in March 1997, Precision Estimating Extended software products released at the end of September 1997 and new construction software products expected to be released in the fourth quarter of 1997.

Deferred revenues increased $1,236,000 since December 31, 1996 primarily due to increased billings for annual maintenance and support services. Revenue from annual maintenance and support service billings are recognized monthly over the term of the contracts. Accrued employee expenses increased $257,000 since December 31, 1996 primarily due to accrued profit sharing expenses.

For the first nine months of 1997, the Company has declared three regular quarterly cash dividends totaling $553,000, or $.08 per share, after giving effect to the subsequent five-for-four stock split (see Note 5 of Notes to Condensed Financial Statements). All common shares and per share amounts in this report have been retroactively adjusted to reflect this change. In October 1997, the Company's Board of Directors declared a regular quarterly dividend amounting to $.04 per share on a post-split basis. The Company anticipates continuing to pay quarterly cash dividends.


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

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          (27)  Financial Data Schedule

     (b)  Reports on Form 8-K

          No Form 8-K was filed during the three months ended
          September 30, 1997.
                           SIGNATURES

In accordance with the requirements of the Securities Exchange
Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        TIMBERLINE SOFTWARE CORPORATION
                        -------------------------------
                                (Registrant)

                        /s/ Thomas P. Cox
Date November 10, 1997  _____________________________
                        Thomas P. Cox, Senior Vice
                        President-Finance
                        (Chief Financial Officer)





































                              16
                          FORM 10-QSB


Exhibit Index


Exhibit                                      Page
-------                                      ----

(27)   Financial Data Schedule