Form 10KSB
period 1997-12-31
TIMBERLINE SOFTWARE CORPORATION
filed 1998-03-27
CIK 314436

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                FORM 10-KSB

         [x]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE  ACT OF 1934
               For the Fiscal Year Ended December 31, 1997.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year: $35,240,078

At March 13, 1998, 7,009,340 shares of common stock of the registrant were outstanding. On such date, the aggregate market value of the voting stock held by non-affiliates of the registrant was $99,091,266.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant's Proxy Statement dated March 20, 1998, prepared in connection with the Annual Meeting of Shareholders to be held on April 28, 1998 are incorporated by reference into Part III of this Report.

Transitional Small Business Disclosure Format (Check one):

Yes [ ]  No [x]

PART I


Item 1.  Description of Business
--------------------------------

General
-------
Timberline(R)   Software   Corporation  (the  "Company"  or  "Timberline")   was
incorporated in Oregon in 1979. The Company changed its name from Timberline Systems, Inc. in 1986.

Timberline develops, markets, and supports accounting and management information computer software primarily for the construction and property management industries. The software is designed to work on stand alone microcomputers (commonly referred to as personal computers or "PCs") or in a network of microcomputers. Timberline also provides a range of support services for users of its software, including annual maintenance and support contracts, classroom training at its corporate headquarters and at various sites throughout the United States, and on-site training and consulting.

Software Products
-----------------
The Company's software operates primarily in Microsoft(R) Windows(R) and Microsoft MS-DOS(R) operating environments. Timberline's Windows-based software products are also compatible with other Open Database Connectivity
(ODBC)-compliant applications. ODBC, a data exchange methodology developed by Microsoft that has been accepted as an industry standard, allows users to directly access information stored in Timberline data format with other databases, word processing and spreadsheet programs for greater productivity.

Companies, like Timberline, that develop computer software have received a significant amount of attention recently as to whether the software they develop is "year 2000 compliant." This issue has arisen due to the fact that many software programs were designed to make date calculations based on the last two digits of the year. With the year 2000 approaching, transactions with dates commencing in the year 2000 may be identified as transactions commencing in the year 1900, which may cause incorrect calculations or processing failures. Timberline's complete suite of current Windows-based product is year 2000 compliant, and modifications to our installed DOS-based products are complete and currently being tested.

The Company maintains three software product lines - construction accounting, estimating and property management. Prior to October 1996, the Company also sold software specifically designed for the architects and engineers industry.

Construction Accounting
-----------------------
Timberline's construction accounting software products are composed of three different levels of software. The Medallion(R) line of software was first released in 1984 and operates only in the DOS operating environment. The Medallion line was designed specifically for the home builder/remodeler and small to medium-sized general and specialty contractors.

Due to the popularity of the Windows environment and the Company's introduction of Gold Collection(TM) - Standard Edition Software in June 1996, as discussed below, Medallion software sales have decreased significantly and are no longer a significant source of software sales to the Company.

Gold Collection - Extended Edition was released in October 1992 and operates in the Windows operating environment. This line of software was designed specifically to handle the accounting and management information needs for medium to large-sized construction companies and for other users with more advanced accounting and management information requirements. The Company believes that it was the first major software company to develop software for construction companies utilizing the advanced capabilities of the Windows operating environment.

In June 1996, the Company released Gold Standard, an integrated accounting management system for the small to medium-sized construction companies developed to work with Microsoft Windows 95. The software was developed to give the Company's Medallion users an upgrade path to take advantage of the technology that is now available and to address a segment of the construction market which needed an accounting and management information system that used state-of-the-art technology, without the additional advanced features available in the Gold Extended software products.

All three levels of software are designed around a core set of accounting-oriented applications (such as General Ledger, Job Cost, Accounts Payable, Accounts Receivable and Payroll). Additional features were added to the software to meet the industry-specific needs of construction companies. The various applications are fully integrated allowing for data entered into one application to be accessed and entered electronically into another application. Gold Standard and Gold Extended have additional features and capabilities for users with more complex needs, including executive inquiry and customized summary reporting capabilities.

An Equipment Cost software application for Gold Extended was released at the end of 1995 and is also available for Gold Standard. This application is critical to equipment-intensive construction companies. With the release of this application, Timberline believes it is able to meet the accounting and management information needs of the heavy/highway segment of the construction industry.

In December 1997, the Company released its Account Receivable and Contracts software product for its Gold Extended and Standard product lines. The Company anticipates releasing its Billing software product during the first six months of 1998. These are applications that the Company's current users and prospective users have been requesting that the Company develop since Gold Extended was initially released in 1992. The Company believes that these applications will attract new users to Timberline because the Company is now able to provide a more complete accounting and management information solution.

Estimating
----------
Estimating software allows an estimator to compile a bid on construction projects based on certain parameters such as the architectural design, building materials required and material and labor costs. In 1987, Timberline introduced the Precision Collection(R), a family of integrated estimating software applications. The Precision Collection is currently designed around two core estimating products - Precision Estimating - Standard Edition and Precision Estimating - Extended Edition. Precision Estimating Standard, released in June 1996, replaced the Company's older entry and mid-level DOS-based estimating products. Designed specifically for Microsoft Windows 95 and Microsoft Windows NT platforms, this estimating software is designed to allow an estimator to make fast, accurate estimates on software that the Company believes is fairly easy to learn and to use, while taking advantage of Windows-based technology. Precision Estimating Extended offers a more comprehensive and sophisticated approach to the estimating process, from the first conceptual estimate to the final bill of materials. In September 1997, the Company released a completely re-designed, Windows-based version of Precision Estimating Extended to replace the older DOS version. This new group of software products is fully interoperable with the Precision Standard products.

To complement its estimating software products, the Company also sells databases and other software it has developed and those developed by others, which allow estimators to be more productive and to develop more comprehensive estimates.

The core estimating product also interfaces with the Company's Job Cost accounting application. Through interfaces developed by Timberline, the core estimating product can be linked to Autodesk's AutoCAD(R) applications and to scheduling software developed by Microsoft and Primavera Systems, Inc.

Property Management
-------------------
The Company's property management software is an accounting and management information system used by managers of residential and commercial properties. It provides information to the managers regarding revenues and expenses of various properties and generates financial reports about the properties to the various owners, as well as reports containing other tenant and lease information about the properties. In March 1997, the Company released its Gold Collection for Property Management. This is lease-based accounting software designed to work on Microsoft Windows 95 and Microsoft Windows NT platforms. Unlike traditional, tenant-based or unit-based software programs, Timberline's software is designed to focus on the lease document itself, which allows the software to adapt to many various types of lease arrangements. Prior to the release of this suite of software applications, the Company's software for the property management industry was Property Management Gold, which was designed to work on IBM(R) OS/2(R) and Microsoft Windows NT platforms. The Company no longer offers this line of software to new users since the release of the Gold Collection for Property Management.

The Company also had a DOS-based software product for residential property managers, called SitePro, which was released in 1992. This software was designed specifically for on-site managers of residential properties to enable them to track financial and tenant information. This information could then be electronically transferred to the home office for compilation and review with other managed properties. In September 1997, the Company entered into an agreement with Computer Language Research, Inc. ("CLR") to provide a migration path for users of SitePro to CLR's year 2000-compliant property management software system. As a result, Timberline no longer distributes SitePro to new users, but will continue to support current SitePro users through 1998. SitePro sales have not been a significant source of revenue for the Company.

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

In September 1996, the Company sold this software, its architects and engineers user base, and other rights and obligations to a non-affiliated, privately-held company. According to the terms of the agreement, the Company received an initial payment for the items listed above and will receive royalties on future service fee revenue and software sales. The Company believes that the sale had no significant effect on its business.

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

These service fees are a significant percentage of the Company's total revenue. In 1997, 1996, and 1995, service fees comprised 44, 45 and 44 percent, respectively, of total revenue. The Company is committed to maintaining a high level of quality related to customer support services. At the end of 1997, 38 percent of the Company's employees were directly associated with customer support.


Sales/Distribution
------------------
The Company licenses its software products and sells its services primarily in the United States. The Company also licenses its software products into Canada, Australia, New Zealand, and other foreign countries. Revenue from foreign countries has not been significant, comprising less than 10 percent of the Company's total revenue.

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

Unfilled orders for software products at December 31, 1997 and 1996 were not significant. The Company typically ships software products within three days of receipt of the order.

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

Competition
-----------
The software market is highly competitive and subject to change because of the rapid technological changes in the computer industry. The number of software vendors with which the Company competes varies from product to product and from region to region within the United States. The Company believes that it is the major supplier of construction accounting and estimating software in the construction industry and is also one of the leading suppliers of accounting and management information software in the property management industry. The Company believes that there are barriers to entry into its segment of the software market. First, the sophisticated programs it develops require a wide range of industry knowledge and programming specialization. In addition, the nature of the software requires a company of a certain size capable of supporting the software, including training in a number of geographical regions, as well as providing continuing support, maintenance and upgrades of the software. However, should a decision be made by the larger, well-known software developers to enter this segment of the market, such competitors are considerably larger, more diversified, and have greater financial and other resources and enjoy greater brand recognition for their products than the Company.

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

Research and Development
------------------------
Timberline is continually in the process of developing new software and enhancing its existing software products in order to meet the changing needs of its current users and the market place. At the end of 1997, 33 percent of the Company's employees were directly associated with product development. Product development expenses were $7,264,000, $5,647,000, and $5,564,000 in 1997, 1996 and 1995, respectively.  Of that total, $6,222,000,  $4,905,000,  and $4,967,000 and were incurred in 1997, 1996 and 1995, respectively, on research and development on new software products. An additional $927,000, $1,127,000, and $70,000, respectively, of product development expenses on new software products were capitalized in those same years.

Employees
---------
At December 31, 1997, the Company had 312 employees, of which 308 were full-time. None of the employees are represented by unions, or subject to collective bargaining. Timberline's business is heavily dependent on retaining and attracting highly skilled employees. As such, the Company has an employee benefits program that includes group health, dental, disability and life insurance plans, paid vacations and holidays, leave privileges, and educational reimbursement. The Company also has a pension plan under the provisions of section 401(k) of the Internal Revenue Code in which the Company is currently matching a certain percentage of the employee's contribution to the plan, and an informal profit sharing plan covering all employees. Additionally, the Company has stock option and stock incentive plans from which it may grant stock options and incentives to certain key individuals. The Company believes its relationship with its employees is good.

Item 2.  Description of Property
--------------------------------

The Company leases its corporate headquarters and also leases small regional offices for some of its sales and consulting and training service functions. The Company's main offices are located in a 51,000 square foot office and production facility in Beaverton, Oregon. The lease on this facility expires in October 1998. The Company leases 12,000 square feet of additional office space near its corporate headquarters. The lease on this office space expires in April 2003.

The Company's regional offices are leased under short-term lease arrangements in the following metropolitan areas: Los Angeles, CA; New York, NY; Concord, NC; and Jacksonville, FL.

The Company believes that all of its leased facilities are modern facilities in good condition and are adequate for its immediate needs.

During 1997, the Company acquired land for the site of its new corporate headquarters in Beaverton, Oregon, which is located close to its present location. The Company has commenced construction of its new headquarters, which is expected to be completed during the fourth quarter of 1998. The new facility is expected to be approximately 89,000 square feet and should be adequate to meet the Company's needs for the foreseeable future.


Item 3. Legal Proceedings
-------------------------

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. As of the date of this Report, the Company is not a party to any legal proceedings the adverse outcome of which would, in management's opinion, have a material adverse effect on the Company.


Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

None.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

In May 1996, the Company had three-for-two common stock split. In November, 1997, the Company had a five-for-four stock split. All information regarding common stock and per share amounts in this Report have been retroactively restated to reflect these changes.

The Company's common stock is traded on the Nasdaq Stock Market under the symbol TMBS. The table below shows the high and low sales prices for 1997 and 1996 as reported in Nasdaq's monthly Summary of Activity Report. Such quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

         1997                                High                        Low
         -----------------------------------------------------------------------
         First quarter                   $    8  7/10              $    6    1/5
         Second quarter                       7   3/5                   5    3/5
         Third quarter                       11   4/5                   6    2/5
         Fourth quarter                      19   3/4                  10
         -----------------------------------------------------------------------

         1996                                High                        Low
         -----------------------------------------------------------------------
         First quarter                   $    6                    $    4   4/15
         Second quarter                       9   2/5                   5   7/15
         Third quarter                        8   3/5                   5    4/5
         Fourth quarter                       7   1/2                   6   1/10

As of March 13, 1998, there were 295 shareholders of record. Based upon the number of requests for the Company's proxy materials for its 1998 annual meeting of shareholders, the Company believes that there were approximately 4,001 beneficial shareholders as of that date.

In October 1994, the Company declared its first quarterly cash dividend of $.01 per share and declared cash dividends totaling $.12 and $.09 per share in 1997 and 1996, respectively. The Company anticipates declaring and paying quarterly cash dividends in the future.

In connection with the construction of its new corporate office headquarters, the Company has entered into a loan agreement with a bank to borrow up to $9,750,000. As of December 31, 1997, there were no borrowings under that agreement. The loan agreement requires that the Company maintain certain minimum working capital and tangible net worth levels, which could restrict the amount of retained earnings that are available for payment of dividends. Under the most restrictive requirements of the loan agreement, unrestricted retained earnings at December 31, 1997, amounted to $1,339,000.

Item 6.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

Results of Operations
---------------------

1997 Compared to 1996

Net revenue increased 23 percent to $35,240,000 in 1997 from $28,659,000 in 1996. The two major components of net revenue, computer software sales and service fees, both increased in 1997. Software sales increased 26 percent to $18,928,000 in 1997 compared to $14,983,000 in 1996. Software sales increased in all of the Company's current product lines. Construction Accounting software sales increased 28 percent in 1997 over 1996, primarily due to the continuing increase in sales of Gold Collection-Extended Edition, and sales of Gold Collection-Standard Edition, which was released in June 1996. Estimating software sales increased 25 percent due to increased sales of Precision Collection-Standard Edition, which was released in June 1996 and the release of Precision Collection-Extended Edition at the end of September 1997. Property Management software sales increased 72 percent due to sales of Gold Collection for Property Management, which was released at the end of March 1997. There were no Architects & Engineers software sales in 1997, as that product line was sold to an unrelated entity in September 1996.

Total software sales represented 54 percent of net revenue in 1997 compared to 52 percent in 1996. In terms of revenue mix, Construction Accounting and Estimating sales represented 92 percent of software sales in 1997 and 1996. Property Management software sales represented eight percent of software sales in 1997 compared to five percent in 1996. Architects & Engineers sales represented three percent of software sales in 1996. International (non-U.S.) software sales, as a percentage of software sales, remained constant at six percent for 1997 and 1996 and is composed primarily of sales from Australia and Canada. The Company believes that software sales, as a percentage of net revenue, will continue at approximately the same level in 1998 as it did in 1997.

Going forward into 1998, the Company plans to combine its Construction Accounting and Property Management product lines into a single product group, called the Accounting product group, to more closely reflect the way in which the Company currently manages its operations. The Company operates with two main product groups, Accounting and Estimating, and will report its operations on that basis commencing in 1998.

Service fees from maintenance, support, training and consulting, which represented 44 percent and 45 percent of net revenue in 1997 and 1996, respectively, increased 19 percent to $15,354,000 in 1997 from $12,956,000 in 1996. The increase in service fees was principally due to the continuing increase in the Company's user base through new product sales. Maintenance and support fees, which accounted for 80 percent of service fees in 1997, increased 19 percent over 1996 levels. Consulting fees increased 32 percent in 1997 over 1996, while training fees remained fairly constant. The Company anticipates that service fees will continue to represent a significant, but not necessarily an increasing, percentage of net revenue.

Cost of revenue consists primarily of software documentation, assembly and shipping costs, royalties paid to outside developers, amortization of capitalized software development costs, and cost of facilities and outside services for training and consulting. Cost of revenue, as a percentage of net revenue, decreased to 10 percent in 1997 from 12 percent in 1996. The decrease in this percentage was primarily due to lower documentation and assembly costs associated with software sales and software releases to users on annual software maintenance contracts. This decrease was partially offset by an increase in the amount of amortization related to capitalized software development costs as a result of major new products released in 1996 and 1997. The Company believes that cost of revenue will remain relatively constant as a percentage of net revenue in 1998.

Operating expenses increased 12 percent to $25,135,000 in 1997 from $22,490,000 in 1996. The largest increase came in the area of product development, which increased 29 percent to $7,264,000 in 1997 from $5,647,000 in 1996. This increase was primarily due to increased personnel costs, additional personnel to develop online help and training materials for the new software products and an increase in outside developers' costs. Additionally, capitalized software development costs declined in 1997 compared to 1996. Capitalized software development costs amounted to $927,000 in 1997 compared to $1,127,000 in 1996. The Company believes that product development expenses will continue to increase in the coming year.

Customer support expenses increased five percent to $6,744,000 in 1997 from $6,403,000 in 1996. The slight increase was primarily due to increased personnel costs and equipment-related expenses. The increase in expenses was offset by a reduction in customer support personnel during the first four months of 1997. As the demand for support and consulting services increased during the year, primarily due to Gold Extended and Standard Construction Accounting software sales, the Company found it necessary to increase its customer support personnel to handle the increased volume. The Company believes customer support expenses in 1998 will increase at a higher rate than it did in 1997, due primarily to an expected continuance of an increase in demand for support and consulting services.

Sales and marketing expenses decreased one percent to $6,351,000 in 1997 from $6,397,000 in 1996. As a percentage of net revenue, sales and marketing expenses decreased to 18 percent in 1997 from 22 percent in 1996. The decrease was primarily due to a decline in the number of sales and marketing personnel and lower trade show expenses. This was partially offset by an increase in advertising costs and commissions to direct sales personnel. The Company believes that sales and marketing expenses, as a percentage of net revenue, will continue at approximately the same level in 1998 as it did in 1997.

General and administrative expenses increased 18 percent to $4,776,000 in 1997 from $4,044,000 in 1996. As a percentage of net revenue, these expenses remained relatively constant at approximately 14 percent in both 1997 and 1996. The increase in expenses was primarily due to an increase in personnel and equipment-related costs, higher insurance and outside service costs, and an increase in the provision for doubtful accounts.

1996 Compared to 1995

Net revenue increased 15 percent to $28,659,000 in 1996 from $24,819,000 in 1995. The two major components of net revenue, computer software sales and service fees, both increased in 1996. Software sales increased 12 percent to $14,983,000 in 1996 compared to $13,435,000 in 1995. The increase was primarily due to the introduction in mid-year of two new software products designed for Microsoft Windows 95 and Windows NT. The first, Gold Standard, combined with continued strong sales of Gold Extended to increase Construction Accounting sales by 24 percent over 1995. The second, Precision Standard, enabled the Company to achieve a 10 percent increase in sales of Estimating software. These increases were offset in part by decreased Property Management and Architects & Engineers software sales. The Company reduced sales efforts of its current Property Management software products while it continued to develop a product for the Windows environment. This product was released in early 1997. The decline in sales of Architects & Engineers software was primarily due to the sale of the product line to an unrelated entity in September 1996.

Software sales, as a percentage of net revenue, declined slightly in 1996 to 52 percent compared to 54 percent in 1995. In terms of revenue mix, Construction Accounting and Estimating sales represented 92 percent of software sales in 1996 compared to 86 percent in 1995. Property Management software sales decreased as a percentage of total software sales to five percent from eight percent in 1995. Software sales to architects and engineers decreased to three percent of software sales in 1996 compared to six percent in 1995. International software sales, as a percentage of software sales, remained constant at six percent in 1996 and 1995.

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

Cost of revenue as a percentage of net revenue, increased to 12 percent in 1996 from 11 percent in 1995. The increase was due to a significant increase in training and consulting costs, partially offset by lower costs and royalties associated with software sales.

Operating expenses increased 13 percent to $22,490,000 in 1996 from $19,895,000 in 1995. The largest increases were in compensation costs related to personnel additions in the customer support and product development areas. Customer support expenses increased 23 percent to $6,403,000 in 1996 from $5,200,000 in 1995, primarily due to additional personnel required to handle the increased demand for telephone support, consulting and training services resulting from increased sales of the Company's Windows-based software products.

Product development expenses increased only one percent to $5,647,000 in 1996 versus $5,564,000 in 1995, primarily due to a significant increase in capitalized software development costs. Capitalized software development costs amounted to $1,127,000 in 1996 compared to $70,000 in 1995. Costs capitalized in 1996 were related to the development of the Gold Construction Accounting Standard and Precision Standard products released in June 1996 and the Gold Property Management Windows-based software released in 1997. These costs are amortized to cost of revenue over the estimated life of the software after the software products have been released for sale. Without the effect of the capitalization of these expenses, product development expenses increased 20 percent to $6,774,000 in 1996 compared to $5,634,000 in 1995. The increase was primarily due to expenses related to both additional personnel and the use of outside software developers to maintain the Company's existing software products and to develop and test new Windows-based software products.

Sales and marketing expenses increased 23 percent to $6,397,000 in 1996 compared to $5,221,000 in 1995, but as a percentage of net revenue, increased to 22 percent in 1996 compared to 21 percent in 1995. The increase was primarily due to increases in marketing personnel and advertising and product marketing expenses related to the release of the new Windows-based software products in June 1996. General and administrative expenses increased three percent to $4,044,000 in 1996 compared to $3,910,000 in 1995, but as a percentage of net revenue, declined to 14 percent in 1996 from 16 percent in 1995. The increase in expenses was primarily due to increased personnel, equipment costs and professional services, offset in part by a decrease in the provision for doubtful accounts. The provision in 1995 included the write-off of a large receivable from a Canadian company that went bankrupt in that year.

Other Income and Income Taxes

Other income (expense) is composed primarily of investment income on cash, cash equivalents, and temporary investments. Investment income increased 18 percent in 1997 compared to 1996 and increased 14 percent in 1996 compared to 1995. The increase was primarily due to an increase in investable funds. This was offset in part in 1996 by lower interest rates as the Company invested more heavily in debt securities that were exempt from federal income taxes. The Company anticipates a decline in other income in 1998 due to the expected use of cash and investment balances to partially fund the construction of the Company's new corporate headquarters, which is currently in progress and expected to be completed in the latter part of 1998.

Provision for income taxes. The Company's effective income tax rate was 35 percent, 28 percent and 29 percent in 1997, 1996 and 1995, respectively. The lower rates in 1996 and 1995 were primarily due to research and development tax credits, which amounted to $326,000 and $231,000 in 1996 and 1995, respectively. The research and development tax credit in 1997 amounted to $251,000, but did not have as great of an effect on the effective tax rate as in prior years due to the significant increase in pre-tax income in 1997 compared to 1996 and 1995. For further analysis of the provision for income taxes, see Note 6 of Notes to Financial Statements. The Company anticipates the effective tax rate for 1998 to be at or above the 1997 level.

YEAR 2000 COMPLIANT ISSUE

Many companies that use and/or develop computer software are addressing the potential problem that may exist if their software is not "year 2000 compliant." The potential problem that exists with some computer software is that it will not process transactions properly for dates commencing in the year 2000. This is due to the fact that many software programs were designed to make date calculations based on the last two digits of the year. As a result, dates in the year 2000 may be identified as dates in the year 1900, which may cause incorrect calculations or cause the transaction to not even be processed.

The Company has been aware of this problem for many years and has been addressing it, both for its software that is being developed for sale to users and for software used in its own internal applications. The Company's complete suite of current Windows-based products is year 2000 compliant, and modifications to our installed DOS-based products are complete and currently being tested. As for software that is used in its own internal applications, the Company has determined that all of its major applications are already, or are in the process of being, year 2000 compliant. The Company does not believe that there will be any adverse effect on the Company's financial condition or results of operations as a result of the year 2000 compliant issue.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations was $8,686,000 in 1997 compared to $3,644,000 and $3,449,000 in 1996 and 1995, respectively. The increase in 1997 was due primarily to the increased profitability of the Company's operations. Working capital has increased to $4,339,000 at December 31, 1997 from $1,325,000 at December 31, 1996, primarily due to the increase in cash, cash equivalents, and temporary investments. This was partially offset by increases in accounts payable, deferred revenues and accrued employee expenses, which are discussed below. Cash, cash equivalents, and temporary investments, which represented 40 percent of total assets at December 31, 1997, increased $5,669,000 since December 31, 1996, primarily due to an increase in cash provided by operations and a reclassification of investments from long-term to short-term. Prior to 1997, investments were previously classified in the held-to-maturity category, and accordingly, many of the investments were classified as long-term investments, based on their maturity date. However, the investments have been transferred into the available-for-sale category because these investments may not be held to maturity. Accordingly, these investments have been classified as current assets. Net accounts receivable at December 31, 1997 increased $609,000 since December 31, 1996. This increase was primarily due to an increase in sales in the month of December 1997 compared to the same period in 1996.

Net property and equipment and purchased software increased $4,324,000 since December 31, 1996. Exclusive of depreciation and amortization expense related to such assets, which amounted to $1,500,000 in 1997, property and software additions during 1997 amounted to $5,836,000. Over $4,643,000 has been expended to date for the acquisition of land for the site of the Company's new corporate headquarters and initial planning, design, excavation and construction costs for the new headquarters. The remaining costs were primarily for the purchase of new computer equipment, and the upgrade of the telecommunication system. The Company has budgeted expenditures for equipment and software in 1998 amounting to $1,700,000, which is expected to be funded through current cash and investment balances and cash provided by operations. The construction of the new corporate headquarters will be funded through a combination of existing cash and investment balances, and construction loans. The Company anticipates that the new corporate headquarters will be completed during the fourth quarter of 1998. During 1998 or 1999, the Company believes that the construction loan will be converted into a mortgage loan sometime after completion of the project.

Net capitalized software costs increased $524,000 since December 31, 1996. Exclusive of amortization of capitalized software costs, which amounted to $403,000 in 1997, capitalized software costs for the year amounted to $927,000. Capitalized software costs were primarily related to the Gold Collection for Property Management, released in March 1997, Precision Extended software products released at the end of September 1997, Gold Accounts Receivable and Contracts software products released in December 1997 and a Gold Billing software product to be released during the first part of 1998. The Company expects to capitalize additional software development costs in 1998, but it expects that the amount capitalized will be less than in 1997.

Accounts payable at December 31, 1997 increased $676,000 since December 31, 1996, primarily due to construction costs payable on the Company's new corporate headquarters. Income taxes payable increased $166,000, primarily due to taxes owed for 1997. Deferred revenues increased $1,541,000 since December 31, 1996, primarily due to increased billings for annual maintenance and support services. Revenue from annual maintenance and support service billings are recognized monthly over the terms of the contracts. Accrued employee expenses increased $719,000 since December 31, 1996, primarily due to accrued profit sharing expenses. Deferred income taxes increased $219,000 since December 31, 1996, primarily due to the establishment of additional deferred tax liability on the increase in net capitalized software costs.

The Company's Board of Directors approved a three-for-two stock split effective in May 1996 and a five-for-four stock split effective in November 1997. All common share and per share amounts have been restated to reflect these stock splits. Total dividends paid in 1997 were $833,000, or $.12 per share, and were $625,000, or $.09 per share in 1996. The Company plans to continue to pay quarterly cash dividends.

In connection with the construction of its new corporate office headquarters, the Company has entered into a loan agreement with a bank to borrow up to $9,750,000. As of December 31, 1997, there were no borrowings under that agreement. The loan agreement requires that the Company maintain certain minimum working capital and tangible net worth levels, which could restrict the amount of retained earnings that are available for payment of dividends. Under the most restrictive requirements of the loan agreement, unrestricted retained earnings at December 31, 1997, amounted to $1,339,000.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which established standards for reporting comprehensive income and its components. This additional reporting requirement will become effective for the Company during the year ending December 31, 1998. There would not be a significant difference between net income and comprehensive income for the years ended December 31, 1997, 1996 and 1995.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which established standards for disclosure about operating segments in annual financial statements and selected information about those operating segments in interim financial statements. It also established standards for related disclosure about products and services, geographic areas, and major customers. The new standard will become effective for the Company for the year ending December 31, 1998. The Company believes that any segment information required to be disclosed under SFAS No. 131 will provide expanded disclosure of operating statement and balance sheet items. The Company has not yet completed its analysis of the specific additional information that will be required under this new standard.

In October 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, "Software Revenue Recognition," which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. This SOP will become effective for the Company during the year ending December 31, 1998. The Company believes that its current revenue recognition policy on software transactions is substantially in compliance with this SOP and that there would not be any material change in its methodology or the timing of recognizing revenue on software transactions in subsequent years as a result of this pronouncement.

FORWARD-LOOKING STATEMENTS

From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, without limitation, press releases, oral statements made with the approval of an authorized executive officer of the Company, and filings with the Securities and Exchange Commission. The words or phrases "anticipates," "believes," "expects," "will continue," "estimates,"
"projects," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

The Company's forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to vary materially from anticipated results, including, without limitation, the following: delays in new product releases, delays in acceptance of the Company's products in the marketplace, failures by the Company's outside vendors to perform as promised, changes in the software operating system for which the Company's products are written, or increased competition and changes in general market conditions.

Item 7.  Financial Statements
-----------------------------



                           INDEPENDENT AUDITORS' REPORT
                           ----------------------------


Board of Directors and Shareholders
Timberline Software Corporation
Beaverton, Oregon


We have audited the accompanying balance sheets of Timberline Software Corporation as of December 31, 1997 and 1996 and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Timberline Software Corporation as of December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP
Portland, Oregon
January 23, 1998


Balance Sheets

                                                                                     December 31,
                                                                            1997                      1996
====================================================================================================================================

ASSETS
Current assets:
         Cash and cash equivalents                                      $ 5,050,283               $ 3,128,703
         Temporary investments                                            5,195,332                 1,447,521
         Accounts receivable, less allowance for
             doubtful accounts (1997, $198,968;
               1996, $178,674)                                            4,302,984                 3,693,679
         Other receivables                                                  233,075                   156,839
         Inventories                                                        241,178                   308,751
         Other current assets                                               793,422                   905,545

------------------------------------------------------------------------------------------------------------------------------------
         Total current assets                                            15,816,274                 9,641,038

Property and equipment - net                                              7,484,744                 3,266,616
Capitalized software costs, less accumulated
         amortization (1997, $476,895;
           1996, $544,040)                                                1,634,050                 1,110,023
Purchased software, less accumulated amortization
         (1997, $701,520; 1996, $564,314)                                   708,875                   602,774
Investments                                                                      --                 3,319,147
Other assets                                                                110,344                   102,629

------------------------------------------------------------------------------------------------------------------------------------
                                                                        $25,754,287               $18,042,227
====================================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
         Accounts payable                                               $ 1,439,604               $   763,645
         Accrued commissions/royalties                                      179,806                   193,915
         Income taxes payable                                               166,074                        --
         Deferred revenues                                                7,503,197                 5,962,047
         Accrued employee expenses                                        1,861,582                 1,143,052
         Other current liabilities                                          327,509                   253,627

------------------------------------------------------------------------------------------------------------------------------------
         Total current liabilities                                       11,477,772                 8,316,286
------------------------------------------------------------------------------------------------------------------------------------

Accrued rent expense                                                         45,600                    65,124
Deferred income taxes                                                       965,000                   746,000
Commitments
Shareholders' equity:
         Common stock, no par value Authorized - 8,000,000 shares
         Issued - 1997, 6,978,332 shares; 1996,
             6,831,791 shares                                               372,183                   364,368
         Additional paid in capital                                       2,906,405                 2,282,129
         Unrealized net gain on investments                                  17,043                        --
         Retained earnings                                                9,970,284                 6,268,320

------------------------------------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                      13,265,915                 8,914,817
------------------------------------------------------------------------------------------------------------------------------------
                                                                        $25,754,287               $18,042,227
====================================================================================================================================


See notes to financial statements.



Statements of Operations

                                                                        Years ended December 31,
                                                                  1997              1996                1995
====================================================================================================================================

Net revenue:
         Computer software                                    $18,927,615        $14,983,122        $13,435,099
         Service fees                                          15,353,730         12,955,886         10,927,227
         Other                                                    958,733            720,023            457,039

------------------------------------------------------------------------------------------------------------------------------------
         Net revenue                                           35,240,078         28,659,031         24,819,365
------------------------------------------------------------------------------------------------------------------------------------

Cost and expenses:
         Cost of revenue                                        3,605,168          3,513,987          2,836,423
         Customer support                                       6,744,441          6,402,503          5,200,135
         Product development                                    7,264,227          5,647,251          5,564,245
         Sales and marketing                                    6,350,683          6,396,532          5,220,686
         General and administrative                             4,775,956          4,043,543          3,909,731

------------------------------------------------------------------------------------------------------------------------------------
         Total cost and expenses                               28,740,475         26,003,816         22,731,220
------------------------------------------------------------------------------------------------------------------------------------

Operating income                                                6,499,603          2,655,215          2,088,145
Other income (expense):
         Interest income and other                                487,703            401,333            359,323
         Interest expense                                         (17,060)            (2,925)              (725)

------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                      6,970,246          3,053,623          2,446,743
Provision for income taxes                                      2,435,000            870,000            714,000
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                    $ 4,535,246        $ 2,183,623        $ 1,732,743
====================================================================================================================================
Basic earnings per share                                      $      0.66        $      0.33        $      0.27
====================================================================================================================================
Diluted earnings per share                                    $      0.64        $      0.31        $      0.25
====================================================================================================================================
Dividends per share                                           $      0.12        $      0.09        $      0.06
====================================================================================================================================


See notes to financial statements.

Statements of Cash Flows

                                                                                 Years ended December 31,
                                                                           1997              1996              1995
====================================================================================================================================

Cash flows from operating activities:
Net income                                                             $ 4,535,246       $ 2,183,623       $ 1,732,743
Adjustments to reconcile net income to
  net cash provided by operating activities:
         Depreciation and amortization                                   1,905,856         1,253,780         1,165,932
         Deferred income taxes                                             155,000           420,000            14,000
         Net change in:
          Accounts receivable                                             (609,305)         (507,942)          303,784
          Other receivables                                                (76,236)          (75,814)            3,341
          Inventories                                                       67,573            17,560          (110,656)
          Accounts payable                                                 675,959           201,023           (81,923)
          Accrued commissions/royalties                                    (14,109)          (64,483)           91,855
          Income taxes payable                                             166,074           (79,427)         (509,258)
          Deferred revenues                                              1,541,150           624,074           823,289
          Accrued employee expenses                                        718,530            (5,179)          172,312
          Accrued rent expense                                             (19,524)            8,233           (20,088)
          Other                                                           (360,198)         (331,830)         (136,616)

------------------------------------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                       8,686,016         3,643,618         3,448,715
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Payments for property and equipment and
purchased software                                                      (5,246,242)       (2,297,752)         (902,025)
Capitalized software costs                                                (926,706)       (1,126,761)          (69,671)
Proceeds from investments                                                4,115,000         6,250,000         5,000,000
Purchase of investments                                                 (4,516,621)       (7,577,668)       (4,954,718)
Other - net                                                                 11,324            10,300            38,654

------------------------------------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                          (6,563,245)       (4,741,881)         (887,760)
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Dividends paid                                                            (833,282)         (625,161)         (377,455)
Common stock issued                                                        632,091           995,594           421,520
Common stock reacquired                                                        ---               ---          (160,098)

------------------------------------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) financing
                  activities                                              (201,191)          370,433          (116,033)
------------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash
  equivalents                                                            1,921,580          (727,830)        2,444,922
Cash and cash equivalents, beginning of
  the year                                                               3,128,703         3,856,533         1,411,611

------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of the year                             $ 5,050,283       $ 3,128,703       $ 3,856,533
====================================================================================================================================

Supplemental information:
Cash paid during the year for income taxes                             $ 1,674,215       $   544,725       $ 1,059,859
====================================================================================================================================


See notes to financial statements.


Statements of Shareholders' Equity


                                                                   Additional      Unrealized
                                            Common Stock            Paid In        Net Gain On      Retained
                                    Shares Issued     Amount        Capital        Investments      Earnings           Total
====================================================================================================================================

Balances, January 1, 1995             6,410,529   $  341,904     $  897,690        $       --     $ 3,504,457       $ 4,744,051
    Common stock issued                 125,722        6,705        265,415                                             272,120
    Income tax benefit on
        stock options exercised                                     149,400                                             149,400
    Common stock reacquired             (50,679)      (2,703)        (7,508)                         (149,887)         (160,098)
    Dividends declared
        ($.06 per share)                                                                             (377,455)         (377,455)
    Net income for the year                                                                         1,732,743         1,732,743
------------------------------------------------------------------------------------------------------------------------------------

Balances, December 31, 1995           6,485,572      345,906      1,304,997                --       4,709,858         6,360,761
    Common stock issued                 346,219       18,462        840,832                                             859,294
    Income tax benefit on
        stock options exercised                                     136,300                                             136,300
    Dividends declared
        ($.09 per share)                                                                             (625,161)         (625,161)
    Net income for the year                                                                         2,183,623         2,183,623
------------------------------------------------------------------------------------------------------------------------------------

Balances, December 31, 1996           6,831,791      364,368      2,282,129               --        6,268,320         8,914,817
    Common stock issued                 146,541        7,815        364,976                                             372,791
    Income tax benefit on
        stock options exercised                                     259,300                                             259,300
    Unrealized gain on
        investments, net of
        income taxes                                                                  17,043                             17,043
    Dividends declared
        ($.12 per share)                                                                             (833,282)         (833,282)
    Net income for the year                                                                         4,535,246         4,535,246
------------------------------------------------------------------------------------------------------------------------------------

Balances, December 31, 1997           6,978,332   $  372,183     $2,906,405       $   17,043      $ 9,970,284       $13,265,915
====================================================================================================================================

See notes to financial statements.


                        NOTES TO FINANCIAL STATEMENTS

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND LINE OF  BUSINESS:

Line of business and credit risks: The Company develops and markets computer software programs primarily for the construction and property management industries. The Company sells its products and services primarily to customers and to authorized dealers throughout the United States. Credit is granted to certain customers and dealers generally without collateral. An allowance for doubtful accounts is provided based on historical experience and anticipated losses.

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

Revenue recognition: Revenue from the "license to use" computer software programs is generally recognized at the point of shipment. Revenue from service fees is generated from the sale of computer software maintenance and support contracts, training classes, consulting and other support services. Revenue from maintenance and support contracts is recognized ratably over the period the service is provided. Revenue from other service fees is recognized at the time the service is provided.

Software development costs: Costs of developing computer software are capitalized when technological feasibility has been established for the computer software product. These costs are amortized over a two- to five-year period. Costs capitalized for the development of computer software were $927,000 in 1997, $1,127,000 in 1996 and $70,000 in 1995.

Amortization of capitalized computer software development costs was approximately $403,000 in 1997, $262,000 in 1996, and $304,000 in 1995. Expenses
incurred on research and development of computer software products were $6,222,000 in 1997, $4,905,000 in 1996 and $4,967,000 in 1995.

Cash and cash equivalents: Cash and cash equivalents include cash on hand, cash deposited with banks and financial institutions, money market funds and highly liquid debt instruments purchased with original maturity dates of three months or less.

Investments: Prior to 1997, temporary investments represented debt securities which had maturity dates ranging from over three months to a year from the purchase date and non-current investments represented debt securities with maturity dates over one year from the purchase date. The Company classified both categories of investments as "held to maturity" and accordingly recorded these investments at amortized cost, which approximated fair value.

During 1997, the Company transferred the above investments from the "held to maturity" category to the "available for sale" category, because these investments may not be held to maturity. The Company may use some of these investments to finance a portion of the Company's new corporate headquarters, which is currently under construction, or for some other purposes as additional funds are needed. Accordingly, the investments have been recorded at fair value. The net unrealized gain or loss on these investments is included as a separate component of shareholders' equity.

Inventories: Inventories consist of marketing literature and of software components, primarily software manuals and media ready for assembly. Inventories are stated at the lower of average cost or market.

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

Earnings per share: In February 1997, the Financial  Accounting  Standards Board
(FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which established new standards for computing and presenting earnings per share (EPS) to entities having publicly held common stock and potential common stock. SFAS No. 128 replaces the presentation of primary EPS with the dual presentation of a basic EPS and diluted EPS on the Company's statements of operations and, accordingly, EPS have been restated for all years presented. The Company computes basic EPS by dividing net income by the weighted-average number of common shares outstanding and diluted EPS by dividing net income by the sum of the weighted-average number of common shares outstanding and the dilutive effect of stock options and warrants outstanding as if such options and warrants were exercised or converted into common shares. The Company's computation of diluted EPS is essentially the same as the computation of primary EPS, which was presented prior to the adoption of SFAS No. 128.

There were no adjustments to net income in computing diluted earnings per share for the years ended December 31, 1997, 1996 and 1995. A reconciliation of the common shares used in the denominator for computing basic and diluted EPS for the years ended December 31, 1997, 1996 and 1995 is as follows:

                                                                    1997             1996             1995
------------------------------------------------------------------------------------------------------------------------------------

Weighted-average shares outstanding, used in
         computing basic EPS                                     6,916,636         6,674,098        6,432,842
Effect of dilutive securities:
         Warrants                                                      ---            18,947          127,471
         Stock options                                             195,402           370,749          239,160
------------------------------------------------------------------------------------------------------------------------------------

Weighted-average shares outstanding, and the
         effect of dilutive securities, used in
         computing diluted EPS                                   7,112,038         7,063,794        6,799,473
====================================================================================================================================


Recent accounting pronouncements: In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which established standards for reporting comprehensive income and its components. This additional reporting requirement will become effective for the Company during the year ending December 31, 1998. There would not be a significant difference between net income and comprehensive income for the years ended December 31, 1997, 1996 and 1995.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which established standards for disclosure about operating segments in annual financial statements and selected information about those operating segments in interim financial statements. It also established standards for related disclosure about products and services, geographic areas, and major customers. The new standard will become effective for the Company for the year ending December 31, 1998. The Company believes that any segment information required to be disclosed under SFAS No. 131 will provide expanded disclosure of operating statement and balance sheet items. The Company has not yet completed its analysis of the specific additional information that will be required under this new standard.

In October 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, "Software Revenue Recognition," which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. This SOP will become effective for the Company during the year ending December 31,1998. The Company believes that its current revenue recognition policy on software transactions is substantially in compliance with this SOP and that there would not be any material change in its methodology or the timing of recognizing revenue on software transactions in subsequent years as a result of this pronouncement.

Reclassifications: Certain reclassifications have been made in the 1996 and 1995 financial statements to conform to the 1997 presentation.

NOTE 2  INVESTMENTS:

Investments at December 31, 1997 and 1996 are composed of the following:

                                                                                    Amortized         Fair
                                                                                      Cost            Value
------------------------------------------------------------------------------------------------------------------------------------

1997:
Debt securities issued by the U.S. Treasury and
   other U.S. government agencies                                                  $3,581,570       $3,598,868
Debt securities issued by states of the United States
   and political subdivisions of the States                                         1,586,719        1,596,464
------------------------------------------------------------------------------------------------------------------------------------
Total investments                                                                  $5,168,289       $5,195,332
====================================================================================================================================

1997 net unrealized gain on investments                                                             $   27,043
====================================================================================================================================

1996:
Debt securities issued by the U.S. Treasury and
   other U.S. government agencies                                                  $2,547,724       $2,549,213
Debt securities issued by states of the United States
   and political subdivisions of the states                                         2,218,944        2,231,974
------------------------------------------------------------------------------------------------------------------------------------
Total investments                                                                  $4,766,668       $4,781,187
====================================================================================================================================

1996 net unrealized gain on investments                                                             $   14,519
====================================================================================================================================


NOTE 3  PROPERTY AND EQUIPMENT:

Property and equipment at December 31, 1997 and 1996 is composed of the following:

                                                                                      1997            1996
------------------------------------------------------------------------------------------------------------------------------------

Land                                                                               $ 2,432,568     $      ---
Tenant Improvements                                                                    545,922        532,002
Furniture and fixtures                                                               1,077,504      1,042,170
Machinery and equipment                                                              6,404,396      5,662,428
Construction in progress                                                             2,210,805            ---

------------------------------------------------------------------------------------------------------------------------------------
Total                                                                               12,671,195      7,236,600
Less accumulated depreciation and amortization                                       5,186,451      3,969,984
------------------------------------------------------------------------------------------------------------------------------------

Property and equipment - net                                                       $ 7,484,744     $3,266,616
====================================================================================================================================


NOTE 4  CONSTRUCTION LOAN:

In connection with the construction of the Company's new corporate headquarters, the Company has entered into a construction loan agreement with a bank to borrow up to $9,750,000. Interest accrues at the bank's prime interest rate and borrowings under this loan agreement are secured with a security interest in the site of the new corporate headquarters. Borrowings, including interest, are to be repaid by May 1999, with an option to extend the final payment of the loan to November 1999. The Company also has the option to convert the construction loan into a 10-year term loan at the termination date of the construction loan. There were no borrowings under this loan agreement as of December 31, 1997. The new headquarters is expected to be completed in the latter part of 1998.

The loan agreement requires that the Company maintain certain minimum working capital and tangible net worth levels. As of December 31, 1997, the Company had unrestricted retained earnings of $1,339,000 after meeting these requirements.

NOTE 5  COMMON STOCK:

In April 1996 and 1995, the Company's Board of Directors approved three-for-two stock splits, effective in May 1996 and 1995, respectively. In October 1997, the Company's Board of Directors approved a five-for-four stock split, effective in November 1997. All prior common stock and per share data amounts have been retroactively adjusted to reflect these changes.

In March 1994, the Company issued warrants to purchase 281,250 shares of its common stock at $3.733 per share to a large national account as part of a joint marketing agreement to promote the Company's software products. In 1996, all of those warrants were exercised.

As of December 31, 1997, the Company has three stock-based compensation plans. Two nearly identical plans, adopted in 1987 and 1989, are non-qualified stock option plans for its officers and key employees. Under these plans, the Company may grant options for up to 632,813 shares of common stock. Options may not be granted under the 1987 plan and the 1989 plan after 1997 and 1999, respectively. As of December 31, 1997, 190,623 shares are reserved under these plans, of which there are 190,005 options outstanding.

In 1993, the Company's shareholders approved an incentive stock plan for the main purpose of retaining and attracting the services of selected Company directors, officers, employees and non-employees. The plan provides for the granting of various stock options, stock appreciation rights, and stock bonuses. As of December 31, 1997, only non-qualified stock options have been granted under this plan. Awards under this plan may not be granted after 2003. As of December 31, 1997, 483,993 shares are reserved under this plan, of which there are 436,856 options outstanding. All of the plans are administered by a committee of the Company's Board of Directors which determines the terms and conditions of the various grants awarded under these plans. Under these plans, the non-qualified stock options granted generally have an exercise price equal to the market price of the Company's common stock on the date of grant. 20 percent of the options granted vest at the date of the grant to the optionee and an additional 20 percent vest each year thereafter until the options are fully vested. The options expire 10 years after the date of grant.

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which encouraged (but did not require) that stock-based compensation cost be recognized and measured by the fair value of the equity instrument awarded. The Company did not change its method of accounting for its stock-based compensation plans and will continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for these plans. Accordingly, no compensation cost has been recognized for these plans in the financial statements. If compensation cost on stock options granted after 1994 under these plans had been determined based on the fair value of the options granted as of the grant date in a method consistent with that described in SFAS No. 123, the Company's net income and diluted earnings per share would have been reduced to the pro forma amounts indicated below for the years ended December 31, 1997, 1996 and 1995:



                                                              1997            1996            1995
------------------------------------------------------------------------------------------------------------------------------------

Net income, as reported                                    $4,535,000      $2,184,000      $1,733,000
Net income, pro forma                                       4,214,000       2,018,000       1,627,000

Diluted earnings per share, as reported                          0.64           0.31             0.25
Diluted earnings per share, pro forma                            0.59           0.29             0.24


The pro forma amounts do not consider the effect of options granted prior to 1995 that vest in subsequent years. The pro forma amounts may also not be indicative of the effects on reported net income for future years, due to the effect of options vesting over a period of years and the awarding of stock compensation awards in future years.

The fair value of each option grant was estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions used for grants in 1997, 1996 and 1995:

                                                              1997            1996            1995
------------------------------------------------------------------------------------------------------------------------------------
Annual dividend yield                                         1.1%            1.4%            1.4%
Risk-free interest rate per annum                             6.2%            6.4%            5.9%
Expected annual volatility                                   87.4%           87.9%           87.9%
Expected lives of options (years)                             7.0             7.0             7.0


A summary of the status of the Company's stock option plans as of December 31, 1997, 1996 and 1995, and changes during the years ending on those dates is presented below:

                                           1997                 1996                 1995
                                    ------------------- -------------------- ---------------------

                                             Weighted-            Weighted-           Weighted-
                                              Average              Average              Average
                                             Exercise             Exercise            Exercise
                                    Shares    Price     Shares     Price     Shares     Price
------------------------------------------------------------------------------------------------------------------------------------

Outstanding at
     beginning of year             609,179   $3.418    633,586    $3.056    576,865    $2.231
Granted                            183,662    9.106     49,750     6.927    204,382     4.804
Exercised                         (146,541)   2.544    (64,969)    2.452   (125,722)    2.164
Forfeited                          (19,439)   5.799     (9,188)    4.114    (21,939)    2.756
------------------------------------------------------------------------------------------------------------------------------------

Outstanding at
     beginning of year             626,861   $5.218    609,179    $3.418    633,586    $3.056
====================================================================================================================================


Options exercisable
     at year-end                   382,568             404,586              369,254

Weighted-average
     fair value of
     options granted              $  6.694            $  4.999             $  3.449
     during the year


The following table summarizes information about stock options outstanding and exercisable at December 31, 1997:

                                   Outstanding                            Exercisable
                      -----------------------------------------  ----------------------------------
                                   Weighted-
                                     Average
                                    Remaining       Weighted-                     Weighted-
                                   Contractual       Average                       Average
   Range of           Number of       Life           Exercise     Number of        Exercise
Exercise Prices        Options      (years)           Price        Options          Price
------------------------------------------------------------------------------------------------------------------------------------

$1.644 -  2.667        243,386        4.52          $ 2.320        238,885        $ 2.315
 4.733 -  6.700        273,313        8.34            5.334        118,801          5.074
 7.400 - 12.125        110,162        9.70           11.330         24,882         10.981
------------------------------------------------------------------------------------------------------------------------------------

$1.644 - 12.125        626,861        7.10          $ 5.218        382,568        $ 3.736
====================================================================================================================================



NOTE 6  INCOME TAXES:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effect of significant items comprising the Company's net deferred tax liability as of December 31, 1997 and 1996 are as follows:



                                                                       1997                       1996
------------------------------------------------------------------------------------------------------------------------------------

Deferred tax liabilities:
Property and equipment                                              $  335,000                 $  339,000
Capitalized software cost                                              637,000                    433,000
Maintenance costs                                                       70,000                    102,000
Other                                                                   24,000                     13,000

------------------------------------------------------------------------------------------------------------------------------------
                                                                     1,066,000                    887,000
------------------------------------------------------------------------------------------------------------------------------------

Deferred tax assets:
Allowance for doubtful accounts                                         77,000                     70,000
Employee expenses not currently deductible                              40,000                     36,000
Accrued rent expense                                                    18,000                     25,000
Other                                                                   36,000                     26,000

------------------------------------------------------------------------------------------------------------------------------------
                                                                       171,000                    157,000
------------------------------------------------------------------------------------------------------------------------------------

Net deferred tax liability                                          $  895,000                 $  730,000
====================================================================================================================================


The net deferred tax liability is classified in the balance sheet as follows:

Deferred income taxes                                               $  965,000                $  746,000
Deferred tax assets included in other current
     assets                                                            (70,000)                  (16,000)
------------------------------------------------------------------------------------------------------------------------------------
Net deferred tax liability                                          $  895,000                $  730,000
====================================================================================================================================

The provision for income taxes is composed of the following:

                                                     1997                  1996                   1995
------------------------------------------------------------------------------------------------------------------------------------
Current:
     Federal                                      $1,949,000           $  350,000             $  575,000
     State                                           331,000              100,000                125,000
Deferred:
     Federal                                         125,000              338,000                 12,000
     State                                            30,000               82,000                  2,000

------------------------------------------------------------------------------------------------------------------------------------
Total                                             $2,435,000           $  870,000             $  714,000
====================================================================================================================================


A reconciliation of the difference between the provision for income taxes and the income taxes computed at the federal statutory rate is summarized below:

                                                     1997                  1996                   1995
------------------------------------------------------------------------------------------------------------------------------------
Income taxes based on federal
     statutory rate                               $2,370,000           $1,038,000             $  832,000
State tax, net of federal tax
     benefit                                         230,000              112,000                 84,000
Research and development credits                    (251,000)            (326,000)              (231,000)
Other                                                 86,000               46,000                 29,000

------------------------------------------------------------------------------------------------------------------------------------
Provision for income taxes                        $2,435,000           $  870,000             $  714,000
====================================================================================================================================

Research and development credits in 1996 and 1995 include additional amounts which have been made available from prior years as a result of a change in tax regulations. This reduced the Company's provision for income taxes for the years ended December 31, 1996 and 1995, by $180,000 and $150,000 respectively.

NOTE 7  COMMITMENTS:

The Company leases its corporate headquarters under a non-cancelable lease expiring in 1998. The lease provides for payment by the Company of property taxes, maintenance and other operating costs. The Company has the option of renewing the lease for two additional five-year terms. In 1996, the Company commenced a lease on additional office space for expansion of its corporate offices. This lease expires in 2003. The Company also leases equipment and other office facilities under non-cancelable operating leases. Total rent expense under these leases was $986,000, $884,000 and $711,000 in 1997, 1996 and 1995,
respectively.

Future minimum rentals under these leases as of December 31, 1997, are as follows:

                  Year ending December 31,
                              1998                            $  771,000
                              1999                               269,000
                              2000                               245,000
                              2001                               216,000
                              2001                               208,000
                              Thereafter                          52,000

--------------------------------------------------------------------------------
         Total                                                $1,761,000
--------------------------------------------------------------------------------

Future minimum rental payments have not been reduced by future minimum sublease rental income of $926,000 from a non-cancelable sublease.

The Company has entered into an agreement for construction of its new corporate headquarters. Total cost of the new headquarters is estimated at $12,300,000, of which $2,211,000 has been expended as of December 31, 1997.

NOTE 8  EMPLOYEE BENEFIT PLAN:

The Company has a retirement plan, under the provisions of Section 401(k) of the Internal Revenue Code, covering substantially all employees. Under the terms of the plan, employees may make contributions computed on a percentage of pay. The Company may match employee contributions up to a set percentage of pay. The Company may, at its discretion, make an additional year-end contribution out of profits. Contributions by the Company under the plan were $393,000 in 1997, $376,000 in 1996 and $304,000 in 1995.

NOTE 9  QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

                                                                                  Basic        Diluted
                             Net                Cost and          Net            Earnings    Earnings per
                           Revenue              Expenses         Income          per Share     Share
------------------------------------------------------------------------------------------------------------------------------------

1997
1st quarter                $ 7,507,695         $ 7,101,066    $  331,895         $  .05      $  .05
2nd quarter                  8,224,968           6,752,511       982,860            .14         .14
3rd quarter                  8,795,292           7,158,371     1,237,286            .18         .17
4th quarter                 10,712,123           7,728,527     1,983,205            .28         .28

1996
1st quarter                $ 6,678,197         $ 6,034,417    $  452,858         $  .07      $  .07
2nd quarter                  6,813,126           6,031,586       542,550            .08         .08
3rd quarter                  6,945,025           6,710,977       338,015            .05         .05
4th quarter                  8,222,683           7,226,836       850,200            .12         .12


Item 8.  Changes In and Disagreements With Accountants on Accounting and
-------------------------------------------------------------------------
Financial Disclosure
--------------------


None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
--------------------------------------------------------------------------------
With Section 16(a) of the Exchange Act
--------------------------------------

There is hereby incorporated by reference the information under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act" in the Company's definitive Proxy Statement filed pursuant to Regulation 14A with the Securities and Exchange Commission on or about March 20, 1998.


Item 10.  Executive Compensation
--------------------------------

There is hereby incorporated by reference the information under the caption "Executive Compensation" in the Company's definitive Proxy Statement filed pursuant to Regulation 14A with the Securities and Exchange Commission on or about March 20, 1998.


Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

There is hereby incorporated by reference the information under the caption "Voting Securities and Principal Holders Thereof" in the Company's definitive Proxy Statement filed pursuant to Regulation 14A with the Securities and Exchange Commission on or about March 20, 1998.


Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

None.

Item 13.  Exhibits and Reports on Form 8-K
------------------------------------------

       a.        Exhibits

         Articles of Incorporation and Bylaws
         ------------------------------------
         3(i)       - Amended and Restated Articles of Incorporation
                      (Incorporated by reference to Exhibit 3.1 of Annual Report on Form 10-K for the year ended December 31, 1990)

         3(ii)      - Amended and Restated Bylaws  (Incorporated  by reference to Exhibit 3(ii) of Quarterly Report on Form 10-QSB for the three months ended March 31, 1997)

         Material Contracts
         ------------------

       * 10.1       - 1987 Non-Qualified Stock Option Plan (Incorporated by
                      reference to Exhibit 10.1 of Annual Report on Form 10-K for the year ended December 31, 1990)

       * 10.1(a)    - Amendment No. 1 to 1987 Non-Qualified Stock Option Plan
                      (Incorporated by reference to exhibit 10.1(a) of Form 10-KSB for the year ended December 31, 1995)

       * 10.2       - 1989 Non-Qualified Stock Option Plan (Incorporated by
                      reference to Exhibit 10.2 of Annual Report on Form 10-K for the year ended December 31, 1990)

       * 10.2(a)    - Amendment No. 1 to 1989 Non-Qualified Stock Option Plan
                      (Incorporated by reference to Exhibit 10.2(a) of Form 10-KSB for the year ended December 31, 1995)

         10.3       - Form of Indemnification Agreement and signature pages for all indemnitees (Incorporated by reference to Exhibit 10.3 of Annual Report on Form 10-K for the year ended
                      December 31, 1990)

       * 10.4       - Timberline Employees' Retirement Plan (Incorporated by
                      reference to Exhibit 10.4 of Annual Report on Form 10-K for the year ended December 31, 1990)

       * 10.5       - First and Second amendments to Timberline  Software
                      Corporation Employees' Retirement Plan (Incorporated by reference to Exhibit 10.5 of Annual Report on Form 10-K for the year ended December 31, 1992)

       * 10.5(a)    - Article A - Appendix to Basic Plan Document of Timberline
                      Software Corporation Employees' Retirement Plan (Incorporated by reference to Exhibit 10.5(a) of Annual Report on Form 10-KSB for the year ended December 31,
                      1994)

       * 10.5(b)    - Article B - Appendix to Basic Plan Document of Timberline
                      Software Corporation Employees' Retirement Plan (Incorporated by reference to Exhibit 10.5(b) of Annual Report on Form 10-KSB for the year ended December 31,
                      1995)

       * 10.5(c)    - Third Amendment to Timberline Software Corporation
                      Employees' Retirement Plan (Incorporated by reference to
                      Exhibit 10.1(c) of Form 10-KSB for the year ended December 31, 1995)

       * 10.5(d)    - Fourth Amendment to Timberline Software Corporation
                      Employees' Retirement Plan

       * 10.6       - 1993 Stock Incentive Plan (Incorporated by reference to
                      Exhibit 10 of Quarterly Report on Form 10-Q for the three months ended June 30, 1993)

         10.7       - Warrant Agreement by and between the Company and
                      McDonald's Corporation dated as of March 10, 1994 (Incorporated by reference to Exhibit 10.1 of Quarterly Report on Form 10-QSB for the three months ended
                      June 30, 1994)

         10.8       - Construction Loan Agreement dated as of December 1, 1997 between the Company and Pacific One Bank

         10.9       - Deed of Trust, Line of Credit Instrument dated as of
                      December 1, 1997 between the Company and Pacific One Bank

         10.10      - Promissory Note in the amount of $9,750,000.00 dated as of
                      December 1, 1997

                      * Management contract or compensatory plan or arrangement

         Consents
         --------

         23         - Independent Auditors' Consent

         Miscellaneous

         27.1       - Financial Data Schedule for the year ended December 31,
                      1997

         27.2       - Financial Data Schedule for the three, six and nine months ended March 31, 1997, June 30, 1997, and September 30, 1997, respectively, and for the year ended December 31, 1996

         27.3       - Financial Data Schedule for the three, six and nine months ended March 31, 1996, June 30, 1996, and September 30, 1996, respectively, and for the year ended December 31, 1995

       b.            Reports on Form 8-K

         No reports on Form 8-K were filed during the three months ended December 31, 1997.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIMBERLINE SOFTWARE CORPORATION

by       /s/ Thomas P. Cox                                   3/18/98
       ---------------------------------           ----------------------------
       Thomas P. Cox                                Date
       Senior Vice President-Finance

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John Gorman                                              3/18/98
----------------------------------------           -----------------------------
John Gorman                                         Date
Chief Executive Officer and
Chairman of the Board of Directors

/s/ Curtis L. Peltz                                          3/18/98
----------------------------------------           -----------------------------
Curtis L. Peltz                                     Date
President, Chief Operating Officer
and Director

/s/ Thomas P. Cox                                            3/18/98
----------------------------------------           -----------------------------
Thomas P. Cox                                       Date
Senior Vice President-Finance
Chief Financial Officer

/s/ Leslie F. Clarke, II                                     3/18/98
----------------------------------------           -----------------------------
Leslie F. Clarke, II                                Date
Executive Vice President, Director

/s/ James A. Meyer                                           3/18/98
----------------------------------------           -----------------------------
James A. Meyer                                      Date
Director

/s/ Donald L. Tisdel                                         3/18/98
----------------------------------------           -----------------------------
Donald L. Tisdel                                    Date
Director

/s/ Carl C. Asai                                             3/18/98
----------------------------------------           -----------------------------
Carl C. Asai                                        Date
Controller

                         TIMBERLINE SOFTWARE CORPORATION
                         -------------------------------
                   FORM 10-KSB FOR YEAR ENDED DECEMBER 31, 1997
                   --------------------------------------------
                                 EXHIBIT INDEX*
                                 --------------


         10.5(d)    - Fourth Amendment to Timberline Software Corporation
                      Employees' Retirement Plan

         10.8       - Construction Loan Agreement dated as of December 1, 1997 between the Company and Pacific One Bank

         10.9       - Deed of Trust, Line of Credit Instrument dated as of
                      December 1, 1997 between the Company and Pacific One Bank

         10.10      - Promissory Note in the amount of $9,750,000.00 dated as of
                      December 1, 1997


    Consents
    --------

         23         - Independent Auditors' Consent

    Miscellaneous
    -------------

         27.1       - Financial Data Schedule for the year ended December 31,
                      1997

         27.2       - Financial Data Schedule for the three, six and nine months ended March 31, 1997, June 30, 1997, and September 30, 1997, respectively, and for the year ended December 31, 1996

         27.3       - Financial Data Schedule for the three, six and nine months ended March 31, 1996, June 30, 1996, and September 30, 1996, respectively, and for the year ended December 31, 1995


* See item 13(a) of this Annual Report for a list of all exhibits, including those incorporated by reference.