Form 10-Q
period 1998-03-31
TIMBERLINE SOFTWARE CORPORATION
filed 1998-05-13
CIK 314436

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1998.

     [ ]  TRANSITION   REPORT  UNDER  SECTION  13  or  15(d)  OF  THE
          SECURITIES EXCHANGE ACT OF 1934

          For the transition period from      to
                                         ----    ----

                        Commission File Number 0-16376

                        TIMBERLINE SOFTWARE CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Oregon                                    93-0748489
------------------------------------              ------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                       Identification No.)

              9600 S.W. Nimbus Avenue, Beaverton, Oregon 97008
            ---------------------------------------------------
            (Address of principal executive offices) (Zip code)

                             (503) 626-6775
            ----------------------------------------------------
            (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

At May 8, 1998, approximately 7,023,743 shares of common stock of the registrant were outstanding.

TIMBERLINE SOFTWARE CORPORATION
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
TABLE OF CONTENTS
--------------------------------------------------------------------------------

PART I.   FINANCIAL INFORMATION

Item 1.    Financial Statements
           Condensed balance sheets, March 31, 1998 and
             December 31, 1997 ................................ 3
           Condensed statements of operations for the three
             months ended March 31, 1998 and 1997.............. 4
           Condensed statements of cash flows for the three
             months ended March 31, 1998 and 1997.............. 5
           Notes to condensed financial statements............. 6

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operation................ 9

PART II.  OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds.......... 12

Item 6.    Exhibits and Reports on Form 8-K................... 12

SIGNATURES.................................................... 12

EXHIBIT INDEX................................................. 13

PART I. Financial Information
Item 1.  Financial Statements

TIMBERLINE SOFTWARE CORPORATION
CONDENSED BALANCE SHEETS
MARCH 31, 1998 AND DECEMBER 31, 1997
(Amounts in thousands)
----------------------------------------------------------------

                                       March 31,      December 31,
                                        1998             1997
                                     -----------      -----------
ASSETS
------
Current assets:
Cash and cash equivalents                $ 4,783          $ 5,050
Temporary investments                      5,431            5,195
Accounts receivable, less allowance
  for doubtful accounts
  (March 31, 1998, $198;
  December 31, 1997, $199)                 3,650            4,303
Inventories                                  247              241
Other current assets                       1,150            1,027
                                     -----------      -----------
Total current assets                      15,261           15,816
                                     -----------      -----------

Property and equipment                    15,185           12,671
  Less accumulated depreciation
  and amortization                         5,504            5,186
                                     -----------      -----------
  Property and equipment - net             9,681            7,485
                                     -----------      -----------

Capitalized software costs - net           1,622            1,634

Purchased software - net                     764              709

Other assets                                 110              110
                                     -----------      -----------
  Total                                  $27,438          $25,754
                                     ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
Accounts payable                         $   805          $ 1,440
Income taxes payable                         384              166
Deferred revenues                          8,528            7,503
Accrued employee expenses                    987            1,861
Other current liabilities                    476              507
                                     -----------      -----------
Total current liabilities                 11,180           11,477
                                     -----------      -----------

Construction costs payable                   888                -
Accrued rent expense                          41               46
Deferred income taxes                        940              965

Shareholders' equity:
Common stock, without par value
  authorized, 20,000 shares;
  issued - March 31, 1998, 7,009
  shares; December 31, 1997,
  6,978 shares                               374              372
Additional paid in capital                 3,153            2,907
Unrealized net gain on investments            13               17
Retained earnings                         10,849            9,970
                                     -----------      -----------
Total shareholders' equity                14,389           13,266
                                     -----------      -----------
  Total                                  $27,438          $25,754
                                     ===========      ===========

See notes to condensed financial statements.

TIMBERLINE SOFTWARE CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
(Amounts in thousands, except per share data)
----------------------------------------------------------------

                                       1998               1997
                                    ----------         ----------
Net revenue:
  Computer software                     $5,054             $3,769
  Service fees                           4,129              3,468
  Other                                    200                271
                                    ----------         ----------
  Net revenue                            9,383              7,508
                                    ----------         ----------

Cost and expenses:

  Cost of revenue                          866                923

  Customer support                       1,930              1,576

  Product development                    2,041              1,825

  Sales and marketing                    1,570              1,636

  General and administrative             1,267              1,141
                                    ----------         ----------

  Total cost and expenses                7,674              7,101
                                    ----------         ----------

Income from operations                   1,709                407

Other income                               131                103
                                    ----------         ----------

Income before income taxes               1,840                510

Provision for income taxes                 681                178
                                    ----------         ----------

Net income                              $1,159             $  332
                                    ==========         ==========

Earnings per share:
  Basic                             $     0.17         $     0.05
  Diluted                                 0.16               0.05



See notes to condensed financial statements.


TIMBERLINE SOFTWARE CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
(Amounts in thousands)
----------------------------------------------------------------

                                          1998           1997
                                       ----------     ----------
Net cash provided by
  operating activities                     $2,359         $  954
                                       ----------     ----------

Cash flows from investing activities:
Payments for property,
  equipment and purchased software         (2,250)          (438)
Capitalized software costs                   (101)          (125)
Proceeds from investments                   1,270          1,202
Purchase of investments                    (1,509)             -
Other                                          (4)             -
                                       ----------     ----------

Net cash provided by (used in)
  investing activities                     (2,594)           639
                                       ----------     ----------

Cash flows from financing activities:
Proceeds from issuance of
  common stock                                248             47
Dividends paid                               (280)          (164)
                                       ----------     ----------

Net cash used in
  financing activities                        (32)          (117)
                                       ----------     ----------

Net increase (decrease) in cash
  and cash equivalents                       (267)         1,476
Cash and cash equivalents,
  beginning of the year                     5,050          3,129
                                       ----------     ----------

Cash and cash equivalents,
  end of period                            $4,783         $4,605
                                       ==========     ==========

Supplemental information:
Cash paid during the period for
  income taxes                             $  351         $  181
                                       ==========     ==========

Non-cash investing and financing
  activity:
Property and equipment purchases
  financed through construction loan       $  888         $    -
                                       ==========     ==========

See notes to condensed financial statements.

TIMBERLINE SOFTWARE CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Amounts in thousands)

1.       Condensed financial statements

         Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from these condensed financial statements. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1997. The balance sheet at December 31, 1997 has been condensed from the audited balance sheet as of that date. The results of operations for the three months ended March 31, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

         In the opinion of management, all adjustments, consisting of normal recurring adjustments, have been made to present fairly the Company's financial position at March 31, 1998 and the results of its operations and its cash flows for the three months ended March 31, 1998 and 1997.

2.       Recent accounting pronouncement

         In June 1997, the Financial Accounting Standards Board(FASB) issued Statement of Financial Accounting Standards(SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," which established standards for disclosure about operating segments in annual financial statements and selected information about operating segments in interim financial statements. It also established standards for related disclosure about products and services, geographic areas, and major customers. This standard is effective commencing with the Company's annual financial statements for the year ending December 31, 1998. Selected information about operating segments is not required for interim financial statements issued in 1998. The Company has not yet completed its analysis of the specific additional information required under this new standard, but believes that any segment information required to be disclosed under SFAS No. 131 will provide expanded disclosure about operating statement and balance sheet items.

3.       Construction costs payable

         Construction of the Company's new corporate headquarters is being financed through a combination of existing cash balances, temporary investments, and a construction loan. Commencing in April 1998, some of the construction costs, including some that are payable at March 31, 1998, will be paid from advances received under a construction loan agreement entered into by the Company in December 1997. Because the Company has the intent and the ability to finance construction costs on a long-term basis, construction costs payable at March 31, 1998 which will be paid from advances received under the construction loan agreement have been recorded as a long-term liability.

         In April 1998, the Company received its first advance under the construction loan agreement amounting to $723.

4.       Earnings per share

         There were no adjustments to net income in computing diluted earnings per share for the three months ended March 31, 1998 and 1997. A reconciliation of the common shares used in the denominator for computing basic and diluted earnings per share for the three months ended March 31, 1998 and 1997 is as follows:

                                                    1998       1997
                                                  -------    -------
         Weighted-average shares outstanding,
           used in computing basic earnings
           per share                                6,997      6,839

         Effect of dilutive stock options             245        300
                                                  -------    -------
         Weighted-average shares outstanding,
           used in computing diluted earnings
           per share                                7,242      7,139
                                                  =======    =======

5.       Comprehensive income

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which established standards for reporting comprehensive income and its components. The Company adopted this standard on January 1, 1998. Statements of comprehensive income for the three months ended March 31, 1998 and 1997 are not presented because the difference between net income and comprehensive income is not material. There was a $4 reduction in unrealized net gain on investments which reduced net income to arrive at comprehensive income for the three months ended March 31, 1998 and there was no adjustment between net income and comprehensive income for the three months ended March 31, 1997.


6.       Common Stock

         At the annual meeting of the Company's shareholders on April 28, 1998, the shareholders approved an increase in the number of authorized shares of the Company from 8,000 shares to 20,000 shares. This change is reflected on the Company's balance sheet as of March 31, 1998.

         Additionally, the Company's shareholders approved an incentive stock plan for the purpose of retaining and attracting the services of key employees, officers and directors, as well as other persons who are integral to the ongoing success of the Company. The plan is nearly identical to the stock incentive plan approved by the shareholders in 1993, which provided for the granting of various stock options, stock appreciation rights, and stock bonuses. The plan will be administered by the compensation committee of the Company's Board of Directors which will determine the terms and conditions of the various grants awarded under the plan. There are 500 shares reserved under this plan.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

TIMBERLINE SOFTWARE CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(Amounts in thousands, except percent amounts and per share data)
----------------------------------------------------------------

Forward-Looking Statements
--------------------------

From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing, including in this Report. Such forward-looking statements may be included in, without limitation, press releases, oral statements made with the approval of an authorized executive officer of the Company and filings with the Securities and Exchange Commission. The words or phrases "anticipates," "believes," "expects," "will continue," "estimates," "projects," or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

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

Results of Operations
---------------------

NET REVENUE. Net revenue increased 25 percent to $9,383 for the three months ended March 31, 1998 compared to $7,508 for the comparable period in 1997. Both major components of net revenue, computer software sales and service fees, increased in 1998. Computer software sales increased 34 percent to $5,054 in the 1998 period from $3,769 in the 1997 period. The increase was primarily due to a 52 percent increase in sales from the Gold Collection for Construction
Accounting, the Company's Windows-based accounting software. The Company believes this increase is due in part to the continuing strength in the construction industry and the need to upgrade or replace existing computer software which is not Year 2000 compliant. Computer software sales represented 54 percent of net revenue in the three months ended March 31, 1998 compared to 50 percent for the same period in 1997. The Company believes that computer software sales, as a percentage of net revenue, will likely continue at its present level for the remainder of 1998.

Service fees from maintenance, support, consulting and training, which represented 44 percent and 46 percent of net revenue for the three months ended March 31, 1998 and 1997, respectively, increased 19 percent to $4,129 in the

1998 period from $3,468 for the comparable period in 1997. The increase was principally due to the continuing increase in the Company's user base through new product sales. Maintenance and support fees, which comprise 80 percent of service fees, increased 18 percent and consulting and training fees increased 24 percent over 1997 levels. The Company anticipates that service fees will continue to represent a significant, but not necessarily an increasing, percentage of net revenue.

COST OF REVENUE. Cost of revenue, as a percentage of net revenue, was nine percent for the three months ended March 31, 1998 compared to 12 percent for the same period in 1997. The decrease in this percentage was primarily due to lower documentation and fulfillment costs associated with software sales and software releases to users on annual maintenance contracts. The decrease in these costs was partially offset with an increase in costs associated with consulting and training. The Company believes that cost of revenue, as a percentage of net revenue, will remain at approximately the same level throughout 1998.

OPERATING EXPENSES. Operating expenses increased 10 percent to $6,808 for the three months ended March 31, 1998 from $6,178 for the comparable period in 1997. The increase was primarily due to higher expenses in the customer support and product development areas.

Customer support increased 22 percent to $1,930 for the three months ended March 31, 1998 from $1,576 in the same period in 1997. The increase was primarily due to additional personnel hired during the last eight months of 1997 and the first three months of 1998 to handle the increased demands for support and consulting services as a result of the continuing increase in Accounting software sales. The Company anticipates that customer support expenses will continue to increase in order to meet the demands of its customers and to maintain a high quality level of support.

Product development expenses increased 12 percent to $2,041 for the three months ended March 31, 1998 from $1,825 for the comparable period in 1997. The increase was primarily due to increased personnel costs for designing, developing and testing enhancements to the Company's existing software products, as well as ongoing research for future products. The Company expects product development expenses to remain above its 1997 level throughout 1998. Capitalized software costs related to new product development, which reduce current operating expenses were $101 for the three months ended March 31, 1998 compared to $125 for the same period in 1997.

Sales and marketing expenses decreased four percent to $1,570 for the three months ended March 31, 1998 from $1,636 for the same period in 1997. As a percentage of net revenue, these expenses decreased to 17 percent in 1998 from 22 percent in 1997. The decrease was primarily due to a reduction in personnel in the sales area during the latter part of 1997. This decrease was partially offset by a slight increase in marketing expenses, primarily in the area of trade show expenses. General and administrative expenses increased 11 percent to $1,267 for the three months ended March 31, 1998 from $1,141 for the comparable period in 1997. The increase was partially due to an increase in depreciation, insurance, and legal expenses. As a percentage of net revenue, these expenses decreased to 14 percent in 1998 from 15 percent in 1997.

PROVISION FOR INCOME TAXES. The Company's effective tax rate was 37 percent and 35 percent for the three months ended March 31, 1998 and 1997, respectively. The provision was based on the Company's estimate of the effective tax rate for each of the respective years.


Capital Resources and Liquidity
-------------------------------

During the three months ended March 31, 1998, net cash provided by operations was $2,359 compared to $954 for the same period in 1997. This increase was due to the increase in the Company's net income in the 1998 period compared to the same period in 1997. Working capital has decreased to $4,081 at March 31, 1998 from $4,339 at December 31, 1997. Net accounts receivable at March 31, 1998 decreased $653 since December 31, 1997 reflecting the seasonal decline in revenue in March 1998 from December 1997. Net property and equipment has increased $2,196 since December 31, 1997 primarily due to $2,032 of additional costs incurred during the first three months of 1998 in connection with the construction of the Company's new corporate headquarters. The Company has also purchased computer equipment for additional personnel and to replace older computer equipment.

Accounts payable has decreased $635 since December 31, 1997 primarily due to some construction costs payable related to the Company's new corporate headquarters are no longer being classified in accounts payable. As of March 31, 1998, most of these costs are being shown as a long-term liability because the Company has the intent and the ability to finance these costs on a long-term basis. Subsequent to March 31, 1998, the Company made its initial advance under its construction loan agreement, amounting to $723.

Deferred revenues at March 31, 1998 increased $1,025 since December 31, 1997 primarily due to an increase in the billings for annual maintenance and support services. Revenue from annual maintenance and support service billings are recognized monthly over the terms of the contracts. Accrued employee expenses decreased $874 since December 31, 1997, primarily as a result of the payment of profit sharing expenses accrued at the end of 1997 and the payment of the Company's 1997 contribution to its 401(k) plan.

In January 1998, the Company declared a regular cash dividend of $.04 per share aggregating $280. The Company anticipates continuing to pay quarterly cash dividends. The Company's construction loan agreement requires the Company to maintain certain minimum working capital and tangible net worth levels, which could restrict the amount of retained earnings that are available for the payment of dividends. Under the most restrictive requirements of the loan agreement, unrestricted retained earnings at March 31, 1998 amounted to $1,081.

PART II.  Other Information

Item 2.   Changes in Securities and Use of Proceeds

In December 1997, the Company entered into a construction loan agreement with a bank to finance a portion of the costs for its new corporate headquarters which are currently under construction. A copy of the construction loan agreement and related documents were filed as Exhibits 10.8, 10.9 and 10.10 to the Company's Form 10-KSB for the year ended December 31, 1997. The agreement requires that the Company maintain certain working capital and minimum tangible net worth levels, which could restrict the amount of retained earnings available for the payment of dividends. Under the most restrictive requirements of the loan agreement, unrestricted retained earnings at March 31, 1998 amounted to $1,081,000.

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits

              (27) Financial Data Schedule

          (b) Reports on Form 8-K

              No Form 8-K was filed during the three months ended March 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               TIMBERLINE SOFTWARE CORPORATION
                               ...............................

                                       (Registrant)

                                /s/ Thomas P. Cox
Date: May 12, 1998              _____________________________
                                Thomas P. Cox, Executive Vice
                                President (Chief Financial Officer)

                                    FORM 10-Q
                                  Exhibit Index

Exhibit                                                                 Page
-------                                                                ------

(27)  Financial Data Schedule                                            14