Form 10-Q
period 1998-06-30
TIMBERLINE SOFTWARE CORPORATION
filed 1998-08-13
CIK 314436

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1998.

     [ ]  TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934 For the transition period from         to
                                                     -------    -------

                         Commission File Number 0-16376

                         TIMBERLINE SOFTWARE CORPORATION
         -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Oregon                                              93-0748489
  -------------------------------                         --------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

At August 10, 1998, 7,050,101 shares of common stock of the registrant were outstanding.

TIMBERLINE SOFTWARE CORPORATION
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
TABLE OF CONTENTS
-------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
            Condensed balance sheets, June 30, 1998 and
              December 31, 1997 ..........................................3
            Condensed statements of operations for the three months
              ended June 30, 1998 and 1997................................4
            Condensed statements of operations for the six months ended
              June 30, 1998 and 1997......................................5
            Condensed statements of cash flows for the six months ended
              June 30, 1998 and 1997......................................6
            Notes to condensed financial statements.......................7

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operation.....................................10

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.......................17

Item 4.  Submission of Matters to a Vote of Security
            Holders......................................................17

Item 6.  Exhibits and Reports on Form 8-K................................18

SIGNATURES...............................................................18

EXHIBIT INDEX............................................................19

PART I. Financial Information
Item 1. Financial Statements

TIMBERLINE SOFTWARE CORPORATION
CONDENSED BALANCE SHEETS
JUNE 30, 1998 AND DECEMBER 31, 1997
(Amounts in thousands)
------------------------------------------------------------------

                                       June 30,      December 31,
                                        1998             1997
                                     -----------      -----------
ASSETS
------
Current assets:
Cash and cash equivalents                $ 3,434          $ 5,050
Temporary investments                      6,893            5,195
Accounts receivable, less allowance
  for doubtful accounts
  (June 30, 1998, $188;
  December 31, 1997, $199)                 3,470            4,303
Inventories                                  256              241
Other current assets                       1,163            1,027
                                     -----------      -----------
Total current assets                      15,216           15,816
                                     -----------      -----------

Property and equipment                    18,394           12,671
  Less accumulated depreciation
  and amortization                         5,319            5,186
                                     -----------      -----------
  Property and equipment - net            13,075            7,485
                                     -----------      -----------

Capitalized software costs - net           1,554            1,634

Purchased software - net                     948              709

Other assets                                  90              110
                                     -----------      -----------
  Total                                  $30,883          $25,754
                                     ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
Accounts payable                         $   531          $ 1,440
Income taxes payable                          45              166
Deferred revenues                          8,209            7,503
Accrued employee expenses                  1,387            1,861
Other current liabilities                    752              507
                                     -----------      -----------
Total current liabilities                 10,924           11,477
                                     -----------      -----------

Construction costs payable                 2,915             -
Accrued rent expense                          36               46
Deferred income taxes                        953              965

Shareholders' equity:
Common stock, without par value
  authorized, 20,000 shares;
  issued - June 30, 1998, 7,042
  shares; December 31, 1997,
  6,978 shares                               376              372
Additional paid in capital                 3,477            2,907
Unrealized net gain on investments            11               17
Retained earnings                         12,191            9,970
                                     -----------      -----------
Total shareholders' equity                16,055           13,266
                                     -----------      -----------
  Total                                  $30,883          $25,754
                                     ===========      ===========

See notes to condensed financial statements.

TIMBERLINE SOFTWARE CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
(Amounts in thousands,  except per share data)
------------------------------------------------------------------------------

                                       1998               1997
                                    ----------         ----------
Net revenue:
  Computer software                    $ 5,624            $ 4,282
  Service fees                           4,483              3,778
  Other                                    353                165
                                    ----------         ----------
  Net revenue                           10,460              8,225
                                    ----------         ----------

Cost and expenses:

  Cost of revenue                          972                908

  Customer support                       2,088              1,579

  Product development                    2,193              1,717

  Sales and marketing                    1,598              1,433

  General and administrative             1,227              1,116
                                    ----------         ----------

  Total cost and expenses                8,078              6,753
                                    ----------         ----------

Income from operations                   2,382              1,472

Other income                               196                105
                                    ----------         ----------

Income before income taxes               2,578              1,577

Provision for income taxes                 955                594
                                    ----------         ----------

Net income                             $ 1,623            $   983
                                    ==========         ==========

Earnings per share:
  Basic                                $  0.23            $  0.14
  Diluted                                 0.22               0.14



See notes to condensed financial statements.


TIMBERLINE SOFTWARE CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
(Amounts in  thousands,  except per share data)
-------------------------------------------------------------------------------

                                       1998               1997
                                    ----------         ----------
Net revenue:
  Computer software                    $10,678            $ 8,051
  Service fees                           8,612              7,246
  Other                                    553                436
                                    ----------         ----------
  Net revenue                           19,843             15,733
                                    ----------         ----------

Cost and expenses:

  Cost of revenue                        1,838              1,831

  Customer support                       4,018              3,155

  Product development                    4,234              3,542

  Sales and marketing                    3,168              3,069

  General and administrative             2,494              2,257
                                    ----------         ----------

  Total cost and expenses               15,752             13,854
                                    ----------         ----------

Income from operations                   4,091              1,879

Other income                               327                208
                                    ----------         ----------

Income before income taxes               4,418              2,087

Provision for income taxes               1,636                772
                                    ----------         ----------

Net income                             $ 2,782            $ 1,315
                                    ==========         ==========

Earnings per share:
  Basic                                $  0.40            $  0.19
  Diluted                                 0.38               0.18



See notes to condensed financial statements.


TIMBERLINE SOFTWARE CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
(Amounts in thousands)
-------------------------------------------------------------------------------

                                          1998          1997
                                       ----------     ----------
Net cash provided by
  operating activities                    $ 4,469        $ 2,626
                                       ----------     ----------

Cash flows from investing activities:
Payments for property,
  equipment and purchased software         (5,628)          (834)
Capitalized software costs                   (153)          (346)
Proceeds from investments                   2,635          1,910
Purchase of investments                    (4,339)        (2,987)
Other                                          (2)            -
                                       ----------     ----------

Net cash used in investing
  activities                               (7,487)        (2,257)
                                       ----------     ----------

Cash flows from financing activities:
Construction loan proceeds                  1,389             -
Proceeds from issuance of
  common stock                                574            376
Dividends paid                               (561)          (331)
                                       ----------     ----------

Net cash provided by financing
  activities                                1,402             45
                                       ----------     ----------

Net increase (decrease) in cash
  and cash equivalents                     (1,616)           414
Cash and cash equivalents,
  beginning of the year                     5,050          3,129
                                       ----------     ----------

Cash and cash equivalents,
  end of period                           $ 3,434        $ 3,543
                                       ==========     ==========

Supplemental information:
Cash paid during the period for
  income taxes                            $ 1,435        $   632
                                       ==========     ==========

Non-cash investing and financing activity:
Property and equipment purchases to be
  financed through construction loan      $ 1,526        $    -
                                       ==========     ==========

See notes to condensed financial statements.

TIMBERLINE SOFTWARE CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Amounts in thousands)

1.       Condensed financial statements

         Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from these condensed financial statements. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1997. The balance sheet at December 31, 1997 has been condensed from the audited balance sheet as of that date. The results of operations for the three and six month periods ended June 30, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

         In the opinion of management, all adjustments, consisting of normal recurring adjustments, have been made to present fairly the Company's financial position at June 30, 1998 and the results of its operations and its cash flows for the six months ended June 30, 1998 and 1997.

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

3.       Construction costs payable

         Construction of the Company's new corporate headquarters is being financed through a combination of existing cash balances, temporary investments, and a construction loan. Commencing in April 1998, most of the construction costs will be paid from advances received under a construction loan agreement entered into by the Company in December 1997. Because the Company has the intent and the ability to finance construction costs on a long term basis, construction costs paid, or to be paid, from advances received under the construction loan agreement have been recorded as a long-term liability.


4.       Earnings per share

         There were no adjustments to net income in computing diluted earnings per share for the three and six month periods ended June 30, 1998 and 1997. A reconciliation of the common shares used in the denominator for computing basic and diluted earnings per share for the three and six month periods ended June 30, 1998 and 1997 is as follows:

                                                  Three Months Ended
                                                       June 30,
                                                   1998       1997
                                                  -------    -------
         Weighted-average shares outstanding,
           used in computing basic earnings
           per share                                7,027      6,907

         Effect of dilutive stock options             260        242
                                                  -------    -------
         Weighted-average shares outstanding,
           used in computing diluted earnings
           per share                                7,287      7,149
                                                  =======    =======


                                                   Six Months Ended
                                                        June 30,
                                                    1998       1997
                                                  -------    -------
         Weighted-average shares outstanding,
           used in computing basic earnings
           per share                                7,012      6,873

         Effect of dilutive stock options             255        271
                                                  -------    -------
         Weighted-average shares outstanding,
           used in computing diluted earnings
           per share                                7,267      7,144
                                                  =======    =======

5.       Comprehensive income

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which established standards for reporting comprehensive income and its components. The Company adopted this standard on January 1, 1998. Statements of comprehensive income for the three and six month periods ended June 30, 1998 and 1997 are not presented because the difference between net income and comprehensive income is not material. There was a $2 and $6 reduction in unrealized net gain on investments which reduced net income to arrive at comprehensive income for the three and six month periods ended June 30, 1998, respectively. For the three and six month periods ended June 30, 1997, there was a $21 increase in unrealized net gain on investments which increased net income to arrive at comprehensive income for each of those periods.

6.       Common stock

         At the annual meeting of the Company's shareholders on April 28, 1998, the shareholders approved an increase in the number of authorized shares of the Company from 8,000 shares to 20,000 shares.

         Additionally, the Company's shareholders approved an incentive stock plan for the purpose of retaining and attracting the services of key employees, officers and directors, as well as other persons who are integral to the ongoing success of the Company. The plan, which is nearly identical to the stock incentive plan approved by the shareholders in 1993, provides for the granting of various stock options, stock appreciation rights and stock bonuses. The plan will be administered by the compensation committee of the Company's Board of Directors which will determine the terms and conditions of the various grants awarded under the plan. There are 500 shares reserved under this plan.

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations

TIMBERLINE SOFTWARE CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Amounts in thousands, except percent amounts and per share data)
----------------------------------------------------------------

Forward-Looking Statements
--------------------------

From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing, including in this Report. Such forward-looking statements may be included in, without limitation, press releases, oral statements made with the approval of an authorized executive officer of the Company and filings with the Securities and Exchange Commission. The words or phrases "anticipates," "believes," "expects," "intends," "will continue," "estimates," "projects," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

The Company's forward-looking statements are subject to certain risks, trends, and uncertainties that could cause actual results to vary materially from anticipated results (including, without limitation, delays in new product releases, delays in acceptance of the Company's products in the marketplace, failures by the Company's outside vendors to perform as promised, changes in the software operating systems for which the Company's products are written or increased competition and changes in general market conditions), as well as factors discussed in Exhibit 99 hereto, which is incorporated herein by reference. Should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those discussed herein as expected, believed, estimated, intended or anticipated.

Results of Operations
---------------------

NET REVENUE. Net revenue increased 27 percent to $10,460 for the three months ended June 30, 1998 compared to $8,225 for the comparable period in 1997. Both major components of net revenue, computer software sales and service fees, increased in 1998. Computer software sales increased 31 percent to $5,624 in the 1998 period from $4,282 in the 1997 period. Software sales increased in all product lines, but primarily from sales of the Company's Gold Collection for Construction Accounting, the Company's Windows-based accounting software. The Company believes this increase is due in part to the continuing strength in the construction industry and the need to upgrade or replace existing computer software which is not Year 2000 compliant. Additionally, software sales for the three months ended June 30, 1998 included sales from software products that were not available during the same period in 1997. These new products included the

Billing module, released in May 1998, for the Gold Collection for Construction Accounting and the Precision Collection Extended Edition, which was released in September 1997. Computer software sales represented 54 percent of net revenue in the three months ended June 30, 1998 compared to 52 percent for the same period in 1997. The Company believes that computer software sales, as a percentage of net revenue, will likely continue at its present level for the remainder of 1998.

Service fees from maintenance, support, consulting and training, which represented 43 percent and 46 percent of net revenue for the three months ended June 30, 1998 and 1997, respectively, increased 19 percent to $4,483 in the 1998 period from $3,778 for the comparable period in 1997. The increase was principally due to the continuing increase in the Company's user base through new product sales. Maintenance and support fees, which comprise 75 percent of service fees, increased 11 percent and consulting and training fees increased 50 percent over the 1997 period. The Company anticipates that service fees will continue to represent a significant, but not necessarily an increasing, percentage of net revenue.

For the six months ended June 30, 1998, net revenue increased 26 percent to $19,843 from $15,733 for the comparable period in 1997. Computer software sales increased 33 percent to $10,678 for the first six months of 1998 from $8,051 for the same period in 1997. Software sales increased in all product lines, but primarily from sales of Gold Collection for Construction Accounting. Part of the increased sales was due to the availability of new software products in 1998 which were not available, or available only part of the period, for sale during the first six months of 1997. These products included Gold Collection for Property Management, released in March 1997, Precision Collection Extended Edition, released in September 1997, and a new Billing module, released in May 1998, for the Gold Collection for Construction Accounting. The Company also believes that the strong economic conditions in the construction industry and the need for companies to upgrade or replace their existing software which is not Year 2000 compliant contributed to the increased sales. Software sales represented 54 percent of net revenue for the six months ended June 30, 1998 compared to 51 percent for the same period in 1997.

Service fees, which represented 43 percent and 46 percent of net revenue for the six months ended June 30, 1998 and 1997, respectively, increased 19 percent to $8,612 for the 1998 period compared to $7,246 for the comparable period in 1997. The increase was principally due to the increase in the Company's user base through new product sales.

COST OF REVENUE. Cost of revenue, as a percentage of net revenue, was nine percent for the three and six months ended June 30, 1998 compared to 11 percent for the respective periods in 1997. The decrease in this percentage was primarily due to lower documentation and fulfillment costs associated with software sales and software releases to users on annual maintenance contracts. The decrease in these costs was partially offset with an increase in costs associated with consulting and training. The Company believes that cost of revenue, as a percentage of net revenue, will remain at similar levels throughout 1998.

OPERATING EXPENSES. Operating expenses increased 22 percent to $7,106 for the three months ended June 30, 1998 from $5,845 for the comparable period in 1997. For the six months ended June 30, 1998 operating expenses increased 16 percent to $13,914 from $12,023 for the same period in 1997. The increases were primarily due to higher planned activities in the customer support and product development areas.

Customer support expenses increased 32 percent to $2,088 for the three months ended June 30, 1998 from $1,579 in the same period in 1997. For the six months ended June 30, 1998, these expenses increased 27 percent to $4,018 from $3,155 for the comparable period in 1997. The increases were primarily due to additional personnel hired during the latter part of 1997 and the first six months of 1998 to handle the increased demands for support and consulting services as a result of the continuing increase in Accounting software sales. The Company anticipates that customer support expenses will continue to increase in order to meet the demands of its customers and to maintain a high quality level of support.

Product development expenses increased 28 percent to $2,193 for the three months ended June 30, 1998 from $1,717 for the comparable period in 1997. These expenses increased 20 percent to $4,234 for the six months ended June 30, 1998 from $3,542 for the same period in 1997. The increases were primarily due to increased personnel costs for designing, developing and testing enhancements to the Company's existing software products, as well as ongoing research for future products. Additionally, capitalized software costs related to new software products being developed, which reduce the amount of product development expensed during the period, were $52 for the three months ended June 30, 1998 compared to $221 for the same period in 1997. For the six months ended June 30, 1998 capitalized software costs were $153 compared to $346 for the comparable period in 1997. The Company expects overall product development expenses to remain above its 1997 level throughout 1998.

Sales and marketing expenses increased 12 percent to $1,598 for the three months ended June 30, 1998 from $1,433 for the same period in 1997. For the six months ended June 30, 1998, these expenses increased three percent to $3,168 from $3,069 for the comparable period in 1997. As a percentage of net revenue, these expenses decreased to 15 percent for the three months ended June 30, 1998 from 17 percent in the same period in 1997. For the six months ended June 30, 1998 and 1997, these percentages were 16 percent and 20 percent, respectively. The increases were primarily due to a reduction in personnel in the sales area during the latter part of 1997. This decrease was partially offset by a slight increase in marketing expenses, primarily in the area of trade show expenses. General and administrative expenses increased 10 percent to $1,227 for the three months ended June 30, 1998 from $1,116 for the comparable period in 1997. For the six months ended June 30, 1998, these expenses increased 11 percent to $2,494 from $2,257 for the same period in 1997. The increase was partially due to an increase in depreciation, insurance, and legal expenses. As a percentage of net revenue, general and administrative expenses decreased to 12 percent for the three months ended June 30, 1998 from 14 percent in the same period for 1997. For the six months ended June 30, 1998 and 1997, these percentages were 13 percent and 14 percent, respectively.

PROVISION FOR INCOME TAXES. The Company's effective tax rate was approximately 37 percent for the three and six month periods ended June 30, 1998 and 1997. The provision was based on the Company's estimate of the effective tax rate for each of the respective years.


Capital Resources and Liquidity
-------------------------------

During the six months ended June 30, 1998, net cash provided by operations was $4,469 compared to $2,626 for the same period in 1997. This increase was primarily due to the increase in the Company's net income in the 1998 period compared to the same period in 1997. Working capital decreased slightly to $4,292 at June 30, 1998 from $4,339 at December 31, 1997. Net accounts receivable at June 30, 1998 decreased $833 compared to December 31, 1997 reflecting the seasonal decline in revenue in June 1998 from December 1997. Net property and equipment has increased $5,590 since December 31, 1997 primarily due to $5,484 of additional costs incurred during the first six months of 1998 in connection with the construction of the Company's new corporate headquarters. The Company has also purchased computer equipment for additional personnel and to replace older computer equipment.

Accounts payable has decreased $909 since December 31, 1997 primarily due to the fact that most construction costs payable related to the Company's new corporate headquarters are no longer classified in accounts payable. As of June 30, 1998, most of these costs are shown as a long-term liability because the Company has the intent and the ability to finance these costs on a long-term basis.

Deferred revenues at June 30, 1998 increased $706 compared to December 31, 1997 primarily due to an increase in the billings for annual maintenance and support services. Revenue from annual maintenance and support service billings are recognized monthly over the terms of the contracts. Accrued employee expenses decreased $474 since December 31, 1997, primarily as a result of the payments in 1998 of profit sharing expenses accrued at the end of 1997 and the payment of the Company's 1997 contribution to its 401(k) plan.

During the first six months of 1998, the Company declared two regular cash dividends totaling $.08 per share and aggregating $561. The Company intends to continue to pay quarterly cash dividends. However, the Company's construction loan agreement requires the Company to maintain certain minimum working capital and tangible net worth levels, which could restrict the amount of retained earnings that are available for the payment of dividends. Under the most restrictive requirements of the loan agreement, unrestricted retained earnings at June 30, 1998 amounted to $1,292.


Year 2000 Compliant Issue
--------------------------

Many companies that use and/or develop computer software are addressing the potential problem that may exist if their software is not "year 2000 compliant." The potential problem that exists with some computer software is that it will not process transactions properly for dates commencing in the year 2000. This is due to the fact that many software programs were designed to make date calculations based on that last two digits of the year. As a result, dates in the year 2000 may be identified as dates in the year 1900, which may cause incorrect calculations, cause the transaction to not be processed or, in some cases, cause an entire computer system to malfunction.

The Company has been aware of this problem for many years and has been addressing it, both for its software that is being developed for sale to users and for applications affecting internal operations that potentially may not be year 2000 compliant. On software developed for sale to users, the Company believes that its complete suite of current Windows-based products is already year 2000 compliant, and modifications to its older DOS-based products to make them year 2000 compliant are complete. These modifications are currently being tested by the Company's quality assurance staff and by users at beta test site locations. Because the Company has been aware of the year 2000 issue for a number of years, it has been developing and testing software with year 2000 compliance in mind and has not budgeted separately to address it.

The Company is currently in various stages of assessing all of its internal technical applications to ascertain whether they are year 2000 compliant. The Company has conducted an internal assessment of its internal information and telecommunication systems and believes that these systems are already, or in the process of being altered to become, year 2000 compliant. Components of those systems which are in the process of becoming year 2000 compliant are expected to be completed and tested for compliance by the end of the second quarter of 1999. The assessment and estimation of completion dates for having those systems year 2000 compliant were conducted by the Company's information technology and telecommunication staff based on their expertise in those areas and discussions with representatives of vendors who support those systems.

The Company is also in the initial stages of assessing its non-technical applications to identify areas that are not year 2000 compliant. This assessment is expected to be completed by the end of 1998. Although the Company cannot determine at this time the extent of the problem that may exist in these non-technical areas for not being year 2000 compliant, the Company does not expect this area to pose any significant problems. The Company believes that the cost of bringing its non-technical applications into year 2000 compliance will be immaterial.

Additionally, the Company is in the initial stages of assessing its relationship with major third parties whose inability to be year 2000 compliant in a timely manner could have an adverse effect on the Company's operations. These third parties are primarily vendors (banks, telephone companies, fulfillment and freight companies, and suppliers of components for the Company's software products) whose inability to be year 2000 compliant could delay or cancel customer orders for the Company's products and services, delay receipt of payments by customers for products shipped and services rendered, and disrupt other aspects of the Company's operations. Any one of these potential events could adversely affect the Company's financial condition and results of operations.

The Company anticipates making formal inquiries with these major third parties with respect to their year 2000 compliance programs and, more importantly, those specific parts of their program that directly affect the Company's operations. The Company plans to identify and categorize its third parties so that those parties who are identified as being critical to the Company's operations receive higher priority and more attention than those third parties who are deemed to be not as critical to the Company's operations. The Company expects to solicit information for these third parties and monitor the progress of their year 2000 compliant programs.

The Company has not developed a contingency plan in the event the Company or any of its third parties fail to become year 2000 compliant in a timely manner and does not have any timetable to develop such a plan. Such a plan may be developed after the Company has completed its assessment of its third party vendors' and service providers' year 2000 programs and the testing of its own year 2000 program. The Company believes that a reasonable worst-case scenario for not being year 2000 compliant would be that the Company's software products sold to users does not address all aspects or conditions related to the year 2000 compliant issue and that the Company's vendors are not able to supply components related to its software products. If such a scenario occurs, the Company will have to redirect some of its product development staff to work on the software to make it year 2000 compliant for events it did not originally consider in the development of the software. The Company's users may also seek to hold the Company liable for damages if the software does not function properly. Additionally, there could be delays in delivering software to customers as the Company finds new suppliers or methods of delivery.

Based  on  the  assessment  the  Company  has  made  to date on  the  year  2000 compliant issue, the Company does not believe that it will have an adverse effect on the Company's financial condition and results of operations. The Company will continue to update its assessment of its year 2000 readiness as it receives updated information from its year 2000 program.

PART II. Other Information

Item 2. Changes in Securities and Use of Proceeds

In December 1997, the Company entered into a construction loan agreement with a bank to finance a portion of the costs for its new corporate headquarters that is currently under construction. A copy of the construction loan agreement and related documents were filed as Exhibits 10.8, 10.9 and 10.10 in the Company's Form 10-KSB for the year ended December 31, 1997. The agreement requires that the Company maintain certain working capital and minimum tangible net worth levels, which could restrict the amount of retained earnings available for the payment of dividends. Under the most restrictive requirements of the loan agreement, unrestricted retained earnings at June 30, 1998 amounted to $1,292,000.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on April 28, 1998. Shareholders took the following actions at the meeting:

     1.  The  shareholders  voted to elect all of  management's  nominees to the
         Company's   Board  of  Directors.   The  following   table  sets  forth
         information with respect to votes cast for and against each nominee:


                                 Votes       Votes      Shares
                                  For       Withheld   Not Voted
                               ---------    --------   ---------
         Curtis L. Peltz       6,406,524    191,336     411,480
         Thomas P. Cox         6,406,999    190,861     411,480
         James A. Meyer        6,406,844    191,016     411,480
         Donald L. Tisdel      6,404,537    193,323     411,480

         John Gorman, former Chief Executive Officer and Chairman of the Board of Directors of the Company, and Leslie F. Clarke, II, former Executive Vice President and Director of the Company, retired from the Company as of May 1, 1998.

     2. The shareholders voted to ratify management's selection of auditors for 1998 by the affirmative vote of 6,563,266 shares with 12,938 shares voting against the proposal, 21,656 shares abstaining, and 411,480 shares not voted.

     3. The shareholders voted to increase the number of authorized shares of common stock of the Company by the affirmative vote of 5,945,448 shares with 536,013 shares voting against the proposal, 24,339 abstaining, and 411,480 shares not voted. There were 92,060 broker non-votes.

     4. The shareholders voted to approve the Company's 1998 Stock Incentive Plan by the affirmative vote of 4,394,832 shares with 155,154 shares voting against the proposal, 26,230 shares abstaining, and 411,480 shares not voted. There were 2,021,644 broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

          (a) Exhibits

              (27) Financial Data Schedule

              (99) Safe Harbor for Forward-Looking Statements;
                   Certain Cautionary Statements

          (b) Reports on Form 8-K

              No Form 8-K was filed during the three months ended June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           TIMBERLINE SOFTWARE CORPORATION
                                           -------------------------------

                                                (Registrant)

                                            /s/ Thomas P. Cox
Date:   August 12, 1998
                                           -----------------------------
                                           Thomas P. Cox, Executive Vice
                                           President (Chief Financial Officer)

                                    FORM 10-Q
                                  Exhibit Index

Exhibit                                                                 Page
-------                                                                ------

(27)  Financial Data Schedule                                            20

(99)  Safe Harbor for Forward-Looking                                    21
      Statements; Certain Cautionary
      Statements