Form 10-Q
period 1998-09-30
TIMBERLINE SOFTWARE CORPORATION
filed 1998-11-13
CIK 314436

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1998.

     [ ]       TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
               For the transition period from       to
                                              -----    -----

                         Commission File Number 0-16376

                         TIMBERLINE SOFTWARE CORPORATION
             (Exact name of registrant as specified in its charter)

            Oregon                                          93-0748489
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

          15195 N.W. Greenbrier Parkway, Beaverton, Oregon 97006-5701
              (Address of principal executive offices) (Zip code)

                                 (503) 690-6775
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

At November 10, 1998, approximately 9,401,000 shares of common stock of the registrant were outstanding, after giving effect to the four-for-three stock split declared by the registrant's Board of Directors to shareholders of record on October 30, 1998 and payable on November 20, 1998.

TIMBERLINE SOFTWARE CORPORATION
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
TABLE OF CONTENTS
----------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
           Condensed balance sheets, September 30, 1998 and
             December 31, 1997 ............................... 3
           Condensed statements of operations for the three
             months ended September 30, 1998 and 1997......... 4
           Condensed statements of operations for the nine
             months ended September 30, 1998 and 1997......... 5
           Condensed statements of cash flows for the nine
             months ended September 30, 1998 and 1997......... 6
           Notes to condensed financial statements............ 7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operation................. 10

PART II. OTHER INFORMATION
Item 2.   Changes in Securities and Use of Proceeds.......... 17
Item 6.   Exhibits and Reports on Form 8-K................... 17
SIGNATURES................................................... 17
EXHIBIT INDEX................................................ 18

PART I. Financial Information
Item 1. Financial Statements

TIMBERLINE SOFTWARE CORPORATION
CONDENSED BALANCE SHEETS
SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
(Amounts in thousands)
----------------------------------------------------------------

                                   September 30,    December 31,
                                       1998             1997
                                    -----------      -----------
ASSETS
------
Current assets:
Cash and cash equivalents               $ 6,689          $ 5,050
Temporary investments                     5,126            5,195
Accounts receivable, less allowance
  for doubtful accounts
  (September 30, 1998, $188;
  December 31, 1997, $199)                4,382            4,303
Inventories                                 272              241
Other current assets                        859            1,027
                                    -----------      -----------
Total current assets                     17,328           15,816
                                    -----------      -----------

Property and equipment                   22,875           12,671
  Less accumulated depreciation
  and amortization                        5,576            5,186
                                    -----------      -----------
  Property and equipment - net           17,299            7,485
                                    -----------      -----------

Capitalized software costs - net          1,442            1,634

Purchased software - net                  1,096              709

Other assets                                 92              110
                                    -----------      -----------
  Total                                 $37,257          $25,754
                                    ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
Accounts payable                        $ 1,446          $ 1,440
Income taxes payable                        114              166
Deferred revenues                         9,022            7,503
Accrued employee expenses                 1,752            1,861
Other current liabilities                   774              507
                                    -----------      -----------
Total current liabilities                13,108           11,477
                                    -----------      -----------

Construction loan                         5,555              -
Accrued rent expense                         31               46
Deferred income taxes                       962              965

Shareholders' equity:
Common stock, without par value
  authorized, 20,000 shares;
  issued - September 30, 1998, 9,400
  shares; December 31, 1997,
  9,304 shares                              376              372
Additional paid in capital                3,571            2,907
Unrealized net gain on investments           19               17
Retained earnings                        13,635            9,970
                                    -----------      -----------
Total shareholders' equity               17,601           13,266
                                    -----------      -----------
  Total                                 $37,257          $25,754
                                    ===========      ===========

See notes to condensed financial statements.

TIMBERLINE SOFTWARE CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
(Amounts in thousands,except per share data)
-----------------------------------------------------------------

                                       1998               1997
                                    ----------         ----------
Net revenue:
  Computer software                    $ 6,360            $ 4,715
  Service fees                           4,464              3,933
  Other                                    254                147
                                    ----------         ----------
  Net revenue                           11,078              8,795
                                    ----------         ----------

Cost and expenses:

  Cost of revenue                          964                840

  Customer support                       2,177              1,785

  Product development                    2,366              1,855

  Sales and marketing                    1,755              1,509

  General and administrative             1,185              1,169
                                    ----------         ----------

  Total cost and expenses                8,447              7,158
                                    ----------         ----------

Income from operations                   2,631              1,637

Other income                               109                114
                                    ----------         ----------

Income before income taxes               2,740              1,751

Provision for income taxes               1,014                514
                                    ----------         ----------

Net income                             $ 1,726            $ 1,237
                                    ==========         ==========

Earnings per share:
  Basic                                $  0.18            $  0.13
  Diluted                                 0.18               0.13



See notes to condensed financial statements.


TIMBERLINE SOFTWARE CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
(Amounts in thousands,except per share data)
-----------------------------------------------------------------

                                       1998               1997
                                    ----------         ----------
Net revenue:
  Computer software                    $17,038            $12,766
  Service fees                          13,076             11,180
  Other                                    807                582
                                    ----------         ----------
  Net revenue                           30,921             24,528
                                    ----------         ----------

Cost and expenses:

  Cost of revenue                        2,802              2,671

  Customer support                       6,195              4,940

  Product development                    6,600              5,397

  Sales and marketing                    4,923              4,578

  General and administrative             3,679              3,426
                                    ----------         ----------

  Total cost and expenses               24,199             21,012
                                    ----------         ----------

Income from operations                   6,722              3,516

Other income                               436                322
                                    ----------         ----------

Income before income taxes               7,158              3,838

Provision for income taxes               2,650              1,286
                                    ----------         ----------

Net income                             $ 4,508            $ 2,552
                                    ==========         ==========

Earnings per share:
  Basic                                $  0.48            $  0.28
  Diluted                                 0.46               0.27



See notes to condensed financial statements.


TIMBERLINE SOFTWARE CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
(Amounts in thousands)
----------------------------------------------------------------

                                          1998          1997
                                       ----------     ----------
Net cash provided by
  operating activities                    $ 7,299        $ 4,960
                                       ----------     ----------

Cash flows from investing activities:
Payments for property,
  equipment and purchased software         (9,800)        (3,811)
Capitalized software costs                   (174)          (664)
Proceeds from investments                   5,640          2,410
Purchase of investments                    (5,569)        (4,508)
Other                                          17              8
                                       ----------     ----------

Net cash used in investing
  activities                               (9,886)        (6,565)
                                       ----------     ----------

Cash flows from financing activities:
Construction loan proceeds                  4,400             -
Proceeds from issuance of
  common stock                                669            509
Dividends paid                               (843)          (553)
                                       ----------     ----------

Net cash provided by (used in)
  financing activities                      4,226            (44)
                                       ----------     ----------

Net increase (decrease) in cash
  and cash equivalents                      1,639         (1,649)
Cash and cash equivalents,
  beginning of the year                     5,050          3,129
                                       ----------     ----------

Cash and cash equivalents,
  end of period                           $ 6,689        $ 1,480
                                       ==========     ==========

Supplemental information:
Cash paid during the period for
  income taxes                            $ 2,302        $ 1,045
                                       ==========     ==========

Non-cash investing and financing
  activity:
Property and equipment purchases to be
  financed through construction loan      $ 1,223        $    -
                                       ==========     ==========

See notes to condensed financial statements.

TIMBERLINE SOFTWARE CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Amounts in thousands)

1.       Condensed financial statements

         Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from these condensed financial statements. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1997. The balance sheet at December 31, 1997 has been condensed from the audited balance sheet as of that date. The results of operations for the three and nine month periods ended September 30, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

         In the opinion of management, all adjustments, consisting of normal recurring adjustments, have been made to present fairly the Company's financial position at September 30, 1998 and the results of its operations for the three and nine months, and its cash flows for the nine months, ended September 30, 1998 and 1997.

2.       Recent accounting pronouncement

         In September 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards(SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," which established standards for disclosure about operating segments in annual financial statements and selected information about operating segments in interim financial statements. It also established standards for related disclosure about products and services, geographic areas, and major customers. This standard is effective commencing with the Company's annual financial statements for the year ending December 31, 1998. Selected information about operating segments is not required for interim financial statements issued in 1998. The Company has not yet completed its analysis of the specific additional information required under this new standard, but believes that any segment information required to be disclosed under SFAS No. 131 will provide expanded disclosure about operating statement and balance sheet items.

3.       Construction loan

         Construction of the Company's new corporate headquarters, expected to be completed by the end of October 1998, is being financed through a combination of existing cash balances, temporary investments, and a construction loan. Commencing in April 1998, some of the construction costs have been paid from advances received under a construction loan agreement entered into by the Company in December 1997. Because the Company has the intent and the ability to finance construction costs on

TIMBERLINE SOFTWARE CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Amounts in thousands)


         a long-term basis, construction costs paid, or to be paid, from advances received under the construction loan agreement have been recorded as a long-term liability.

4.       Earnings per share

         There were no adjustments to net income in computing diluted earnings per share for the three and nine month periods ended September 30, 1998 and 1997. A reconciliation of the common shares used in the denominator for computing basic and diluted earnings per share for the three and nine month periods ended September 30, 1998 and 1997 is as follows:

                                                  Three Months Ended
                                                     September 30,
                                                    1998       1997
                                                  -------    -------
         Weighted-average shares outstanding,
           used in computing basic earnings
           per share                                9,399      9,260

         Effect of dilutive stock options             337        392
                                                  -------    -------
         Weighted-average shares outstanding,
           used in computing diluted earnings
           per share                                9,736      9,652
                                                  =======    =======


                                                   Nine Months Ended
                                                     September 30,
                                                    1998       1997
                                                  -------    -------
         Weighted-average shares outstanding,
           used in computing basic earnings
           per share                                9,367      9,196

         Effect of dilutive stock options             339        372
                                                  -------    -------
         Weighted-average shares outstanding,
           used in computing diluted earnings
           per share                                9,706      9,568
                                                  =======    =======

TIMBERLINE SOFTWARE CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(Amounts in thousands)

5.       Comprehensive income

         In September 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which established standards for reporting comprehensive income and its components. The Company adopted this standard on January 1, 1998. Statements of comprehensive income for the three and nine month periods ended September 30, 1998 and 1997 are not presented because the difference between net income and comprehensive income is not material. There was a $7 and $2 increase in unrealized net gain on investments which increased net income to arrive at comprehensive income of $1,733 and $4,510 for the three and nine month periods ended September 30, 1998, respectively. For the three and nine month periods ended September 30, 1997, there was an increase of $8 and $29 in unrealized net gain on investments which increased net income to arrive at comprehensive income of $1,245 and $2,581 for each of those periods, respectively.

6.       Common stock

         At the annual meeting of the Company's shareholders on April 28, 1998, the shareholders approved an increase in the number of authorized shares of the Company from 8,000 shares to 20,000 shares.

         Additionally, the Company's shareholders approved an incentive stock plan for the purpose of retaining and attracting the services of key employees, officers and directors, as well as other persons who are integral to the ongoing success of the Company. The plan, which is nearly identical to the stock incentive plan approved by the shareholders in 1993, provides for the granting of various stock options, stock appreciation rights and stock bonuses. The plan will be administered by the compensation committee of the Company's Board of Directors which will determine the terms and conditions of the various grants awarded under the plan. There are 667 shares reserved under this plan.

         On October 21, 1998, the Company's Board of Directors approved a four-for-three stock split to shareholders of record on October 30, 1998 and payable on November 20, 1998. All common shares and per share amounts in these financial statements have been retroactively adjusted to reflect this change.

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

The Company's forward-looking statements are subject to certain risks, trends, and uncertainties that could cause actual results to vary materially from anticipated results (including, without limitation, delays in new product releases, delays in acceptance of the Company's products in the marketplace, failures by the Company's outside vendors to perform as promised, changes in the software operating systems for which the Company's products are written or increased competition and changes in general market conditions), as well as factors discussed in Exhibit 99, filed with the Company's Form 10-Q for the quarterly period ended June 30, 1998, which is incorporated herein by reference. Should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those discussed herein as expected, believed, estimated, intended or anticipated.

Results of Operations
---------------------

NET REVENUE. Net revenue increased 26 percent to $11,078 for the three months ended September 30, 1998 compared to $8,795 for the comparable period in 1997. Both major components of net revenue, computer software sales and service fees, increased in 1998. Computer software sales increased 35 percent to $6,360 in the 1998 period from $4,715 in the 1997 period. Software sales increased in all product lines, but primarily from sales of the Company's Gold Collection for Construction Accounting, the Company's Windows-based accounting software. The Company believes this increase is due in part to the continuing strength in the construction industry and, to a lesser extent, the need for companies to upgrade or replace existing computer software which is not Year 2000 compliant. Additionally, software sales for the three months ended September 30, 1998 included sales from software products that were not available during the same period in 1997. These new products included Accounts Receivable, released in December 1997 and the Billing module, released in May 1998, both for the Gold Collection for Construction Accounting, and the Precision Collection Extended Edition, which was released in September 1997. Computer software sales represented 57 percent of net revenue in the three months ended September 30, 1998 compared to 54 percent for the same period in 1997. The Company believes that computer software sales, as a percentage of net revenue, will likely continue at its present level for the remainder of 1998.

Service fees from maintenance, support, consulting and training, which represented 40 percent and 45 percent of net revenue for the three months ended September 30, 1998 and 1997, respectively, increased 14 percent to $4,464 in the 1998 period from $3,933 for the comparable period in 1997. The increase was principally due to the continuing increase in the Company's user base through new product sales. Maintenance and support fees, which comprise 77 percent of service fees for the three months ended September 30, 1998, increased 10 percent and consulting and training fees increased 28 percent over the 1997 period. The Company anticipates that service fees will continue to represent a significant, but not necessarily an increasing, percentage of net revenue.

For the nine months ended September 30, 1998, net revenue increased 26 percent to $30,921 from $24,528 for the comparable period in 1997. Computer software sales increased 33 percent to $17,038 for the first nine months of 1998 from $12,766 for the same period in 1997. Software sales increased in all product lines, but primarily from sales of Gold Collection for Construction Accounting. Part of the increased sales was due to the availability of new software products in 1998 which were not available, or available only part of the period, for sale during the first nine months of 1997. These products included Gold Collection for Property Management, released in March 1997, Precision Collection Extended Edition, released in September 1997, Accounts Receivable module, released in December 1997 and a new Billing module, released in May 1998. The Company believes that the strong economic condition of the construction industry was a key factor for the increase in software sales in 1998 over 1997. The Company also believes the need for companies to upgrade or replace their existing software which is not Year 2000 compliant contributed, to a lesser extent, to the increased sales. Software sales represented 55 percent of net revenue for the nine months ended September 30, 1998 compared to 52 percent for the same period in 1997.

Service fees, which represented 42 percent and 46 percent of net revenue for the nine months ended September 30, 1998 and 1997, respectively, increased 17 percent to $13,076 for the 1998 period compared to $11,180 for the comparable period in 1997. The increase was principally due to the increase in the Company's user base through new product sales.

COST OF REVENUE. Cost of revenue, as a percentage of net revenue, was nine percent for the three and nine months ended September 30, 1998 compared to 10 percent and 11 percent, respectively, for the comparable periods in 1997. The decrease in this percentage was primarily due to lower documentation and fulfillment costs associated with software sales and software releases to users on annual maintenance contracts. The decrease in these costs was partially offset by an increase in costs associated with consulting and training. The Company believes that cost of revenue, as a percentage of net revenue, will remain at similar levels for the remainder of 1998.

OPERATING EXPENSES. Operating expenses increased 18 percent to $7,483 for the three months ended September 30, 1998 from $6,318 for the comparable period in 1997. For the nine months ended September 30, 1998, operating expenses increased 17 percent to $21,397 from $18,341 for the same period in 1997. The increases were primarily due to higher planned activities in the customer support and product development areas.

Customer support expenses increased 22 percent to $2,177 for the three months ended September 30, 1998 from $1,785 for the same period in 1997. For the nine months ended September 30, 1998, these expenses increased 25 percent to $6,195 from $4,940 for the comparable period in 1997. The increases were primarily due to additional personnel hired during 1998 to handle the increased demands for support and consulting services as a result of the continuing increase in Accounting software sales. The Company anticipates that customer support expenses will continue to increase in order to meet the demands of its customers and to maintain a high quality level of support.

Product development expenses increased 28 percent to $2,366 for the three months ended September 30, 1998 from $1,855 for the comparable period in 1997. These expenses increased 22 percent to $6,600 for the nine months ended September 30, 1998 from $5,397 for the same period in 1997. The increases were primarily due to increased personnel costs for designing, developing and testing enhancements to the Company's existing software products, as well as ongoing research for future products. Additionally, capitalized software costs related to new software products being developed, which reduce the amount of product development expenses during the period, were only $21 for the three months ended September 30, 1998 compared to $318 for the same period in 1997. For the nine months ended September 30, 1998, capitalized software costs were $174 compared to $664 for the comparable period in 1997. The Company expects overall product development expenses to remain above its 1997 level for the remainder of 1998.

Sales and marketing expenses increased 16 percent to $1,755 for the three months ended September 30, 1998 from $1,509 for the same period in 1997. For the nine months ended September 30, 1998, these expenses increased eight percent to $4,923 from $4,578 for the comparable period in 1997. As a percentage of net revenue, these expenses decreased to 16 percent for the three months ended

September 30, 1998 from 17 percent for the same period in 1997. For the nine months ended September 30, 1998 and 1997, these percentages were 16 percent and 19 percent, respectively. The increased expenses for the three months ended September 30, 1998 over the comparable period in 1997 were primarily due to increased advertising and international marketing expenses. The increased expenses for the nine months ended September 30, 1998 were primarily due to an increase in advertising and trade show expenses, and higher personnel costs in marketing. General and administrative expenses increased one percent to $1,185 for the three months ended September 30, 1998 from $1,169 for the comparable period in 1997. For the nine months ended September 30, 1998, these expenses increased seven percent to $3,679 from $3,426 for the same period in 1997. Those increases were primarily due to an increase in insurance, legal and other professional services expenses. As a percentage of net revenue, general and administrative expenses decreased to 11 percent for the three months ended September 30, 1998 from 13 percent for the same period in 1997. For the nine months ended September 30, 1998 and 1997, these percentages were 12 percent and 14 percent, respectively.

PROVISION FOR INCOME TAXES. The Company's effective tax rate was 37 percent for the three and nine month periods ended September 30, 1998. For the three and nine month periods ended September 30, 1997, the effective tax rate was 29 percent and 34 percent, respectively. The provision for income taxes was based on the Company's estimate of the effective tax rate for each of the respective years.

A combination of factors caused the increase in the effective income tax rate in 1998. The lower tax rates in 1997 were primarily due to the enactment of legislation in August 1997 to extend the federal research and development tax credit from June 1, 1997 through June 30, 1998. Additionally, the state of Oregon reduced the effective rate of its corporate excise tax for 1997 due to a state budget surplus. As a result, the Company lowered its estimate of the effective tax rate for 1997, which was reflected in the provision for income taxes for the three and nine month periods ended September 30, 1997. The Company's estimated effective income tax rate for 1998 takes into account federal research and development credit available through June 30, 1998.


Capital Resources and Liquidity
-------------------------------

During the nine months ended September 30, 1998, net cash provided by operations was $7,299 compared to $4,960 for the same period in 1997. This increase was primarily due to the increase in the Company's net income in the 1998 period compared to the same period in 1997. Working capital decreased slightly to $4,220 at September 30, 1998 from $4,339 at December 31, 1997. Net accounts receivable at September 30, 1998 increased $79 compared to December 31, 1997. DSO (Days Sales Outstanding) at September 30, 1998, compared to DSO at December 31, 1997, remained constant at 36. Net property and equipment has increased $9,814 since December 31, 1997 primarily due to $9,830 of additional costs incurred during the first nine months of 1998 in connection with the construction of the Company's new corporate headquarters. The Company has also purchased computer equipment for additional personnel and to replace older computer equipment. Purchased software increased $387 primarily due to additional costs incurred related to the Company's internal management information system.

Deferred revenues at September 30, 1998 increased $1,519 compared to December 31, 1997 primarily due to an increase in the billings for annual maintenance and support services. Revenue from annual maintenance and support service billings are recognized monthly over the terms of the contracts. An increase in deferred revenue related to training fees also contributed to the increase. Accrued employee expenses decreased $109 since December 31, 1997 primarily due to lower amounts accrued for profit sharing and the Company's contribution to its 401(k) plan. Because the Company pays these expenses subsequent to year-end, accrued employee expenses at December 31, 1997 include those expenses for a full year, compared to only nine months of those expenses at September 30, 1998.
Construction loan of $5,555 at September 30, 1998 represents amounts borrowed under the construction loan agreement dated December 1997 and other construction costs incurred which are intended to be financed under this loan agreement for the construction of the Company's new corporate offices, which is expected to be completed by the end of October 1998. The Company has the intent and the ability to finance borrowings under the construction loan on a long-term basis. There were no borrowings under the construction loan agreement at December 31, 1997.

During the first nine months of 1998, the Company declared three regular cash dividends totaling $843, or $.09 per share, after giving effect to the subsequent four-for-three stock split (see Note 6 of Notes to Condensed Financial Statements). All common shares and per share amounts in this report have been retroactively adjusted to reflect this change. In October 1998, the Company's Board of Directors declared a regular cash dividend of $.04 per share. The Company intends to continue to pay quarterly cash dividends. However, the Company's construction loan agreement requires the Company to maintain certain minimum working capital and tangible net worth levels, which could restrict the amount of retained earnings that are available for the payment of dividends. The Company's bank has waived requirements by the Company to maintain certain working capital levels. Under the most restrictive requirements of the loan agreement that have not been waived, unrestricted retained earnings at September 30, 1998 amounted to $10,559.

Year 2000 Compliance
--------------------

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

The Company has been aware of this problem for many years and has been addressing it, both for its software that is being developed for sale to users and for applications affecting internal operations that potentially may not be year 2000 compliant. On software developed for sale to users, the Company believes that its complete suite of current Windows-based products is already year 2000 compliant, and modifications to its older DOS-based products to make them year 2000 compliant are complete. The testing of these modifications by the Company's quality assurance staff and by users at beta test site locations is nearing completion and is expected to be available before the end of 1998. Because the Company has been aware of the year 2000 issue for a number of years, it has been developing and testing software with year 2000 compliance in mind and has not budgeted separately to address it.

The Company is currently in various stages of assessing all of its internal technical applications to ascertain whether they are year 2000 compliant. The Company has conducted an internal assessment of its internal information and telecommunication systems and believes that these systems are already, or are in the process of being altered to become, year 2000 compliant. Components of those systems which are in the process of becoming year 2000 compliant are expected to be completed and tested for compliance by the end of the second quarter of 1999. The assessment and estimation of completion dates for having those systems year 2000 compliant were conducted by the Company's information technology and telecommunication staff based on their expertise in those areas and discussions with representatives of vendors who support those systems.

The Company is also in various stages of assessing its non-technical applications to identify areas that are not year 2000 compliant. This assessment is expected to be completed by the end of 1998 with final compliance testing to be completed by the end of the second quarter of 1999. Based on the Company's current assessment of these non-technical areas for being year 2000 compliant, the Company does not believe this area to pose any significant problems. The Company believes that the cost of bringing its non-technical applications into year 2000 compliance will be immaterial.

Additionally, the Company is continuing to assess its relationship with major third parties whose inability to be year 2000 compliant in a timely manner could have an adverse effect on the Company's operations. These third parties are primarily vendors (banks, telephone companies, fulfillment and freight companies, and suppliers of components for the Company's software products) whose inability to be year 2000 compliant could delay or cancel customer orders for the Company's products and services, delay receipt of payments by customers for products shipped and services rendered, and disrupt other aspects of the

Company's operations. Any one of these potential events could adversely affect the Company's financial condition and results of operations.

The Company has made some formal inquiries with these major third parties with respect to their year 2000 compliance programs and, more importantly, those specific parts of their program that directly affect the Company's operations. The general response that the Company has received from certain major third parties have indicated that they are in the process of assessing and testing their operations for year 2000 compliance and are expected to complete their testing during 1999. The Company is continuing to identify and categorize its third parties so that those parties who are identified as being critical to the Company's operations receive higher priority and more attention than those third parties who are deemed to be not as critical to the Company's operations. The Company anticipates that it will continue to solicit information from these third parties and monitor the progress of their year 2000 compliance programs.

The Company has not developed a contingency plan in the event the Company or any of its third parties fail to become year 2000 compliant in a timely manner and does not have any timetable to develop such a plan. Such a plan may be developed after the Company has completed its assessment of its third party vendors' and service providers' year 2000 programs and the testing of its own year 2000 program. The Company believes that a reasonable worst-case scenario for not being year 2000 compliant would be that the Company's software products sold to users do not address all aspects or conditions related to the year 2000 compliant issue and that the Company's vendors are not able to supply components related to its software products. If such a scenario occurs, the Company will have to redirect some of its product development staff to work on the software to make it year 2000 compliant for events it did not originally consider in the development of the software. The Company's users may also seek to hold the Company liable for damages if the software does not function properly. Additionally, there could be delays in delivering software to customers as the Company finds new suppliers or methods of delivery.

Based on the assessment the Company has made to date on the year 2000 compliance issue, the Company does not believe that it will have an adverse effect on the Company's financial condition and results of operations. The Company will continue to update its assessment of its year 2000 readiness as it receives updated information from its year 2000 program.

PART II. Other Information

Item 2. Changes in Securities and Use of Proceeds

In December 1997, the Company entered into a construction loan agreement with a bank to finance a portion of the costs for its new corporate headquarters that is currently under construction. A copy of the construction loan agreement and related documents were filed as Exhibits 10.8, 10.9 and 10.10 in the Company's Form 10-KSB for the year ended December 31, 1997. The agreement requires that the Company maintain certain working capital and minimum tangible net worth levels, which could restrict the amount of retained earnings available for the payment of dividends. The bank has waived requirements by the Company to maintain certain working capital levels. Under the most restrictive requirements of the loan agreement that have not been waived, unrestricted retained earnings at September 30, 1998 amounted to $10,559,000.

Item 6. Exhibits and Reports on Form 8-K

       (a) Exhibits

          (3.1) Amended and Restated Articles of Incorporation, as amended through October 29, 1998

          (27)   Financial Data Schedule

       (b) Reports on Form 8-K

           No Form 8-K was filed during the three months ended
           September 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              TIMBERLINE SOFTWARE CORPORATION
                              ...............................

                                     (Registrant)

                              /s/ Thomas P. Cox
Date: November 12, 1998       -------------------------------
                              Thomas P. Cox, Executive Vice
                              President (Chief Financial Officer)

                                    FORM 10-Q
                                  Exhibit Index

Exhibits                                                    Page
--------                                                    ----

 (3.1) Amended and  Restated  Articles  of  Incorporation,   19
        as amended  through October 29, 1998

(27)    Financial Data Schedule                              25