Form 10-K405
period 1998-12-31
TIMBERLINE SOFTWARE CORPORATION
filed 1999-03-30
CIK 314436

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 1998.

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to ______.

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

                                 (503) 690-6775
               Registrant's telephone number, including area code

        Securities registered pursuant to Section 12(b) of the Act: None

                    Securities registered pursuant to Section
                               12(g) of the Act:

                         Common Stock, without par value
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [x]

At March 12, 1999, 9,455,269 shares of common stock of the registrant were outstanding. On such date, the aggregate market value of the voting stock held by non-affiliates of the registrant was $125,415,729.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant's Proxy Statement dated March 19, 1999, prepared in connection with the Annual Meeting of Shareholders to be held on April 27, 1999 are incorporated by reference into Part III of this Report.

PART I

ITEM 1.  BUSINESS
-----------------

GENERAL
-------
Timberline(R) Software Corporation (the "Company" or "Timberline") was incorporated in Oregon in 1979. Originally incorporated under the name Timberline Systems, Inc., the Company changed its name in 1986. The Company's corporate headquarters are located in Beaverton, Oregon and it maintains a home page on the World Wide Web at http://www.timberline.com.

Timberline develops, markets, and supports project accounting and cost estimating computer software primarily for the construction and property management industries. The software is designed to work on stand alone microcomputers (commonly referred to as personal computers or "PC's") or in a network of microcomputers. Timberline also provides a range of support services for users of its software, including annual maintenance and support contracts, classroom training at its corporate headquarters and at other sites in the United States, and on-site training and consulting.

The Company operates predominantly within the United States, but also sells its products in other foreign countries, including Australia and Canada. As of December 31, 1998, the Company believes that over 20,000 entities are currently using the Company's software products, of which more than 12,000 are currently subscribing to one of the Company's maintenance and support service plans.

The Company's operations are divided into two operating segments: software products and software services. For additional information about these operating segments, see Note 8 to the Company's Financial Statements for the year ended December 31, 1998.

SOFTWARE PRODUCTS
-----------------
Software sales are the main source of the Company's net revenue. In 1998, 1997 and 1996, software sales accounted for 56 percent, 54 percent and 52 percent of net revenue for those years, respectively.

The Company's current software products operate in Microsoft(R) Windows 95(R), Windows 98(R), and NT(R) operating environments. Timberline's Windows-based software products are also compatible with other Open Database Connectivity
(ODBC)-compliant applications. ODBC, a data exchange methodology developed by Microsoft that has been accepted as an industry standard, allows users to directly access information stored in Timberline data format with other databases, word processing and spreadsheet programs for greater productivity. The Company believes that the current versions of its Windows-based products are year 2000 compliant.

The Company also currently maintains certain software products that operate in the MS-DOS(R) operating environment. As a result of the introduction of its Windows-based software products, the Company generally does not offer its MS-DOS-based software products for sale to new users, but primarily maintains these products for existing users of the software.

The Company has two main software product groups: Accounting (composed of construction and property management software) and Estimating. Prior to October 1996, the Company also sold software specifically designed for architectural and engineering firms.

ACCOUNTING PRODUCT GROUP SOFTWARE
---------------------------------
The Company's Accounting Group software is project accounting software designed for use in the construction and property management industries. This group's software sales accounted for over 70 percent of the Company's software sales in 1998, 1997 and 1996.

Timberline's construction accounting software products are composed of three different levels of software. The Medallion(R) line of software was first released in 1984 and operates only in the MS-DOS operating environment. The Medallion line was designed specifically for the home builder/remodeler and small to medium-sized general and specialty contractors.

Due to the popularity of the Windows environment and the Company's introduction of Gold Collection(TM) - Standard Edition software in June 1996, as discussed below, Medallion software sales have decreased significantly since that date and are no longer a significant source of software sales to the Company. The Company generally does not offer this line of software products for sale to new users. However, the Company continues to maintain this software and generates maintenance and support fees from users of this line of software.

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

In June 1996, the Company released Gold Standard, an integrated accounting management system for the small to medium-sized construction companies developed to work with Microsoft Windows 95. The software was developed to give the Company's Medallion users an upgrade path to take advantage of the technology that is now available and to address a segment of the construction market which needed an accounting and management information system that used state-of-the-art technology, without the additional advanced features available in and added expense of the Gold Extended software products.

All three levels of software are designed around a core set of accounting-oriented applications (such as General Ledger, Job Cost, Accounts Payable, Accounts Receivable and Payroll). Additional features were added to the software to meet the industry-specific needs of construction companies. The various applications are fully integrated, allowing for data entered into one application to be accessed and entered electronically into another application. Gold Standard and Gold Extended have additional features and capabilities for users with more complex needs, including executive inquiry and customized summary reporting capabilities.

An Equipment Cost software application for Gold Extended was released at the end of 1995 and is also available for Gold Standard. This application is critical to equipment-intensive construction companies. With the release of this application, Timberline believes it is able to meet the accounting and management information needs of the heavy/highway segment of the construction industry.

The Company released its Accounts Receivable and Contracts software product in December 1997 and its Billing software product in May 1998 for its Gold Extended and Standard product lines. These are applications that the Company's current users and prospective users had been requesting that the Company develop since Gold Extended was initially released in 1992. The Company believes that these applications will attract new users to Timberline because the Company is now able to provide a more complete accounting and management information solution.

The Company's property management software is an accounting and management information system used by managers of residential and commercial properties. It provides information to property managers regarding revenues and expenses of various properties and generates financial reports about the properties to the various owners, as well as reports containing other tenant and lease information about the properties. In March 1997, the Company released its Gold Collection for Property Management, lease-based accounting software designed to work on Microsoft Windows 95, Windows 98 and NT platforms. Unlike traditional, tenant-based or unit-based software programs, Timberline's software is designed to focus on the lease document itself, which allows the software to adapt to many various types of lease arrangements. Prior to the release of this suite of software applications, the Company's software for the property management industry was Property Management Gold, which was designed to work on IBM(R) OS/2(R) and Microsoft Windows NT platforms. The Company no longer offers this line of software to new users since the release of the Gold Collection for Property Management.

In July 1998, the Company announced that it had formed a marketing alliance with invata international, inc., a company that specializes in computerized maintenance management software. Under this alliance, invata international, inc. will develop software that will interface directly with the Company's Gold Collection for Property Management to help property managers control their maintenance operations. This software is expected to be available for sale in the early part of 1999.

The Company also had a DOS-based software product for residential property managers, called SitePro, which was released in 1992. This software was designed specifically for on-site managers of residential properties to enable them to track financial and tenant information. This information could then be electronically transferred to the home office for compilation and review with other managed properties. In September 1997, the Company entered into an agreement with Computer Language Research, Inc. ("CLR") to provide a migration path for users of SitePro to CLR's year 2000-compliant property management software system. As a result, Timberline no longer distributes SitePro to new users, but continued to support current SitePro users through 1998. SitePro sales have not been a significant source of revenue for the Company.

ESTIMATING PRODUCT GROUP SOFTWARE
---------------------------------
Estimating software allows an estimator to compile a bid on construction projects based on certain parameters such as the architectural design, building materials required and material and labor costs. In 1987, Timberline introduced the Precision Collection(R), a family of integrated estimating software applications. The Precision Collection is currently designed around two core estimating products - Precision Estimating - Standard Edition and Precision Estimating - Extended Edition. Precision Estimating Standard, released in June 1996, replaced the Company's older entry and mid-level DOS-based estimating products. Designed specifically for Microsoft Windows 95 and Microsoft Windows NT platforms, this estimating software is designed to allow an estimator to make fast, accurate estimates on software that the Company believes is fairly easy to learn and to use, while taking advantage of Windows-based technology. Precision Estimating Extended offers a more comprehensive and sophisticated approach to the estimating process, from the first conceptual estimate to the final bill of materials. In September 1997, the Company released a completely re-designed, Windows-based version of Precision Estimating Extended to replace the older DOS version. This new group of software products is fully interoperable with the Precision Standard products.

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

SUPPORT SERVICES
----------------
The Company generates a significant portion of its net revenue from service fees. Services fees are comprised primarily of maintenance and support fees, classroom training fees, sales of training materials and on-site consulting fees.

Users of the Company's software may purchase maintenance and support services from the Company. These annual service contracts allow the user to obtain program changes and enhancements as they are released and to obtain telephone access to the Company's customer support department for answering application-related questions. Commencing in 1998, users on maintenance and support service contracts also have internet access to online support help available through the Company's home page on the World Wide Web. Through this service, users have a 24-hour-a-day communication and information tool for self-help services, such as downloading latest versions of software, updates and software patches, and access to a knowledge base to obtain answers to most commonly answered questions.

The Company also generates fees from training classes to teach users how to efficiently setup and use the Company's software products. The classes are generally held throughout the year at the Company's corporate headquarters or near its offices in the New York and Los Angeles metropolitan areas. Commencing in the latter part of 1998, the Company is curtailing the number of training classes it offers as the Company's independent dealer channel assumes a more active role in providing training classes to users in their own geographic areas. To maintain a high, consistent standard of training to users of Timberline software and to assist the dealers in conducting training classes, the Company has developed a curriculum of training materials to be used at all Timberline software classes. The Company generates revenue from the sale of these training materials to its dealer channel.

The Company also offers consulting services to users who need or request more specialized assistance in the set-up and use of Timberline software. In these situations, the Company's consulting services group provides such services on-site at the user's offices. Requests for such services are received directly from the user or from referrals from the Company's independent dealer channel. In certain circumstances, the Company may sub-contract these consulting services to a group of Timberline-certified consultants. This group is composed of independent third party providers who have met or surpassed standards imposed by the Company of their knowledge in Timberline software products, industry knowledge, accounting and estimating expertise, communication skills and other relevant factors.

Service fees are a significant percentage of the Company's total net revenue. In 1998, 1997, and 1996, service fees comprised 41 percent, 44 percent and 45 percent, respectively, of total net revenue. The Company is committed to maintaining a high level of quality related to its support services. At the end of 1998, 42 percent of the Company's employees were directly associated with providing support services.

SALES/DISTRIBUTION
------------------
The Company licenses its software products and sells its services primarily in the United States. The Company also licenses its software products into Canada, Australia, and other foreign countries. Revenue from foreign countries has not been significant, comprising less than six percent of the Company's total net revenue in 1998, 1997 and 1996.

Product distribution is primarily handled by value added dealers and distributors. The Company also maintains a direct sales force to complement its dealer channel and to handle sales to national accounts and other large companies.

Timberline maintains a telemarketing staff for selling maintenance and support service contracts and classroom training to its user base. On-site consulting fees are generated from requests for services from the users and dealers to the Company's sales and customer support staff.

Unfilled orders for software products at December 31, 1998 and 1997 were not significant. The Company typically ships software products within three days of receipt of the order.

PRODUCTION
----------
The principal materials and components used in the Company's software products are computer media and user manuals. For each product, the Company prepares masters of the software on CD-ROM's. Substantially all copies of the software are made by outside vendors. The Company also relies on outside vendors to provide software assembly and shipping services.

COMPETITION
-----------
The software market is highly competitive and subject to change because of the rapid technological changes in the computer industry. The number of software vendors with which the Company competes varies from product to product and from region to region within the United States. The Company believes that it is the major supplier of construction accounting and estimating software in the construction industry and is also one of the leading suppliers of accounting and management information software in the property management industry. The Company believes that there are barriers to entry into its segment of the software market. First, the sophisticated programs it develops require a wide range of programming specialization. In addition, the nature of the software requires a company of a certain size able to support the software, including distribution and training capabilities in a number of geographical regions as well as continuing support, maintenance and upgrades of the software. However, should a decision be made by the larger, well-known software developers to enter this segment of the market, such competitors are considerably larger, more diversified, and have greater financial and other resources and enjoy greater brand recognition for their products than the Company.

The Company believes that its emphasis on producing high quality software products that are flexible and user-friendly enables the Company to compete effectively. In addition, the Company believes it provides very responsive customer support service to its end users, which enhances the marketability of its products.

PRODUCT PROTECTION
------------------
The Company regards its software as proprietary and attempts to protect it by relying upon copyrights, trade secret laws, internal nondisclosure agreements and transferability restrictions incorporated into its software license agreements. The Company provides its software products under a perpetual paid-up license agreement. Title does not transfer to the customer. Program source listings are not released, which the Company believes further protects unauthorized transfers of the Company's proprietary information, as well as the confidentiality of the Company's trade secrets. The Company also uses a combination of software programming and hardware devices to protect some of its products from unauthorized use or duplication. Despite these restrictions, it may be possible for competitors or users to copy aspects of the Company's products or to obtain information which the Company regards as proprietary. The Company has no software patents. Although the Company's competitive position may be adversely affected by unauthorized use of its proprietary information, the Company believes that the rapid pace of technological change in the computer industry makes intellectual property protection of less significance than such factors as the knowledge and experience of management personnel and the Company's ability to develop, enhance, support and market its products.

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

RESEARCH AND DEVELOPMENT
------------------------
Timberline is continually in the process of developing new software and enhancing its existing software products in order to meet the changing needs of its current users and the marketplace. At the end of 1998, 32 percent of the Company's employees were directly associated with product development. Product development expenses were $8,863,000, $7,264,000, and $5,647,000 in 1998, 1997 and 1996, respectively. Of that total, $7,822,000, $6,222,000, and $4,905,000 were incurred in 1998, 1997 and 1996, respectively, on research and development on new software products. An additional $173,000, $927,000, and $1,127,000, respectively, of product development expenses on new software products were capitalized in those same years.

EMPLOYEES
---------
At December 31, 1998, the Company had 367 employees, of which 354 were full-time. None of the employees are represented by unions, or subject to collective bargaining. Timberline's business is heavily dependent on retaining and attracting highly skilled employees. As such, the Company has an employee benefits program that includes group health, dental, disability and life insurance plans, paid vacations and holidays, leave privileges, and educational reimbursement. The Company also has a pension plan under the provisions of section 401(k) of the Internal Revenue Code in which the Company is currently matching a certain percentage of the employee's contribution to the plan, and a profit sharing plan covering all employees. Additionally, the Company has stock option and stock incentive plans from which it may grant stock options and incentives to its employees. The Company believes its relationship with its employees is good.

ITEM 2.  PROPERTIES
-------------------

In October 1998, the Company moved into its new corporate headquarters located in Beaverton, Oregon. Nearly all of the Company's employees and operations are located in this 89,000 square foot office and production facility, which was constructed by the Company on land it purchased in 1997. Prior to the construction of its new corporate headquarters, the Company's main offices were in a leased 51,000 square foot office and production facility located close to its present location. The lease on that facility expired in October 1998. The Company also leases an additional 12,000 square feet of office space near its former location, which was initially used to locate part of the Company's operations as it outgrew its former main office facility. The lease on this office space expires in April 2003 and is currently being subleased.

The Company also leases small regional offices under short-term lease arrangements for some of its sales, consulting and training functions in the following metropolitan areas: Los Angeles, CA; New York, NY; Concord, NC; and Jacksonville, FL.

The Company believes that its corporate headquarters and all of its leased facilities are modern facilities in good condition and are adequate for its immediate needs. Should additional office space be required, the Company has the ability to construct an additional 20,000 square feet of office space at its corporate headquarters.

In connection with the construction of its corporate headquarters, the Company entered into a construction loan agreement with a bank. Borrowings under this loan agreement are secured with a security interest in the site of the Company's corporate headquarters.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

The Company's common stock is traded on the Nasdaq National Market System under the symbol TMBS. The high and low closing prices are as reported by the Nasdaq National Market System. The prices have been retroactively adjusted to reflect the four-for-three stock split in November 1998 and five-for-four stock split in November 1997.


                                               1998                                            1997
                                  High                      Low                        High                   Low

First Quarter                 $  13.6875               $   9.1406                   $ 6.5250              $  4.4250
Second Quarter                   18.3750                  11.2500                     5.7000                 4.2000
Third Quarter                    20.3438                  10.5000                     8.8500                 4.8000
Fourth Quarter                   15.0000                  11.5313                    14.8125                 7.5000

As of March 9, 1999, there were 336 shareholders of record. Based upon the number of requests for the Company's proxy material for its 1999 annual meeting of shareholders, the Company believes there were approximately 6,000 beneficial shareholders as of that date. Cash dividends paid in 1998 and 1997 amounted (in thousands) to $1,236 and $833, respectively.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

(Amounts in thousands, except per share amounts and ratio)

                                                       1998              1997            1996          1995            1994
------------------------------------------------------------------------------------------------------------------------------
Net revenue:
      Computer software                            $  24,786         $  18,928       $  14,983      $ 13,435       $  12,463
      Service fees                                    18,197            15,354          12,956        10,927           8,809
      Other                                            1,310               958             720           457             369
------------------------------------------------------------------------------------------------------------------------------
      Net revenue                                     44,293            35,240          28,659        24,819          21,641
Cost and expenses                                     33,518            28,740          26,004        22,731          19,866
------------------------------------------------------------------------------------------------------------------------------
Operating income                                      10,775             6,500           2,655         2,088           1,775
Other income - net                                       531               470             399           359             170
------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                            11,306             6,970           3,054         2,447           1,945
Provision for income taxes                             4,112             2,435             870           714             751
------------------------------------------------------------------------------------------------------------------------------
Net income                                         $   7,194         $   4,535       $   2,184      $  1,733       $   1,194
==============================================================================================================================
Basic earnings per share                           $    0.77         $    0.49       $    0.25      $   0.20       $    0.14
Diluted earnings per share                         $    0.74         $    0.48       $    0.23      $   0.19       $    0.14
==============================================================================================================================
Cash dividends declared                            $   1,236         $     833       $     625      $    377       $      68
Dividends per share                                     0.13              0.09            0.07          0.04            0.01
Total assets                                          41,549            25,754          18,042        14,385          12,350
Long-term debt                                         5,417                --              --            --              --
Shareholders' equity                                  20,036            13,266           8,915         6,361           4,744
Working capital                                        5,500             4,339           1,325         3,894           2,070
Current ratio                                           1.37              1.38            1.16          1.51            1.29
==============================================================================================================================

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

(Amounts in thousands, except per share and percent amounts)

FORWARD-LOOKING STATEMENTS
--------------------------

From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing, including in this Report. Such forward-looking statements may be included in, without limitation, press releases, oral statements made with the approval of an authorized executive officer of the Company, and filings with the Securities and Exchange Commission. The words or phrases "anticipates," "believes," "expects," "intends," "will continue," "estimates," "plans," "projects," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

The Company's forward-looking statements are subject to certain risks, trends, and uncertainties that could cause actual results to vary materially from anticipated results including, without limitation, delays in new product releases, delays in acceptance of the Company's products in the marketplace, failures by the Company's outside vendors to perform as promised, changes in the software operating systems for which the Company's products are written, increased competition and changes in general market conditions, and certain risks associated with the year 2000, discussed below under "Year 2000 Compliance," as well as factors discussed in Exhibit 99 filed with the Company's Form 10-Q for the quarterly period ended June 30, 1998, which is incorporated herein by reference. Should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those discussed herein as expected, believed, estimated, intended or anticipated.

RESULTS OF OPERATIONS

1998 COMPARED TO 1997

Net Revenue increased 26 percent to $44,293 in 1998 from $35,240 in 1997. The two major components of net revenue, computer software sales and service fees, both increased in 1998. Software sales increased 31 percent to $24,786 in 1998 from $18,928 in 1997. Software sales increased in both of the Company's product groups: Accounting (composed of Construction Accounting and Property Management) and Estimating. Accounting software sales increased 37 percent to $18,503 in 1998 from $13,539 in 1997 primarily due to a significant increase in sales of the Company's Gold Collection for Construction Accounting, the Company's Windows-based accounting software. Construction Accounting software sales increased 34 percent in 1998 over 1997 levels. The Company believes this increase is primarily due to the continued strength in the construction industry and, to a lesser extent, the need for companies to upgrade or replace existing computer software that is not year 2000 compliant. Accounting software sales also increased due to the availability of new software products which were not available, or available for only part of the year, in 1997. These products include the Accounts Receivable module, released in December 1997, and the Billing module, released in May 1998. Property Management software sales increased 59 percent in 1998 over 1997 as the Company's Gold Collection for Property Management, released in March 1997, continues to gain greater acceptance in that market.

Estimating software sales increased 17 percent to $6,283 in 1998 from $5,389 in 1997. The Company believes this increase is primarily due to the continued strength in the construction industry and additional sales from the Company's Precision Collection-Extended Edition, which was released in September 1997.

Total software sales represented 56 percent of net revenue compared to 54 percent of net revenue in 1997. In terms of revenue mix, Accounting software sales represented 75 percent of software sales in 1998 compared to 72 percent in 1997. Estimating software sales represented 25 percent of software sales in 1998 compared to 28 percent in 1997. International (non-U.S.) software sales, as a percentage of total software sales remained constant at six percent for 1998 and 1997, and is composed primarily of sales from Australia and Canada. The Company plans to expand its international business in the Estimating product line, which is not expected to have a significant impact on net revenue in the near future. The Company believes software sales, as a percentage of net revenue, will continue at approximately the same level in 1999 as it did in 1998.

Service fees from maintenance, support, training and consulting, which represented 41 percent and 44 percent of net revenue in 1998 and 1997, respectively, increased 19 percent to $18,197 in 1998 from $15,354 in 1997. The increase in service fees is primarily due to the continuing increase in the Company's user base through new product sales and a price increase for maintenance and support service contracts. New users require training or on-site consulting services, as well as annual maintenance and support service contracts on their software. Maintenance and support fees, which comprise approximately 77 percent of total service fees in 1998, increased 14 percent in 1998 over 1997. Consulting fees increased 22 percent in 1998 over 1997, while training fees increased 52 percent in 1998 over 1997. Training fees have increased primarily due to a significant increase in training materials sold to the Company's dealers, who are taking a more active role in conducting training classes in their own geographic areas. The Company believes that service fees as a percentage of net revenue will continue to represent a significant, but not necessarily an increasing, percentage of net revenue.

COST OF REVENUE consists primarily of software documentation, assembly and shipping costs, royalties paid to outside developers, amortization of capitalized software development costs and cost of facilities and outside services for training and consulting. Cost of revenue, as a percentage of net revenue, decreased to nine percent in 1998 from 10 percent in 1997. The decrease in this percentage was primarily due to lower costs associated with software sales and lower costs associated with software releases to users on annual software maintenance contracts. This was partially offset by increased costs for amortization of capitalized software development costs, royalties and training costs. The Company believes that cost of revenue, as a percentage of net revenue, will remain at approximately the same level in 1999 as in 1998.

OPERATING EXPENSES increased 18 percent to $29,609 in 1998 from $25,135 in 1997. The largest increases occurred in the areas of customer support and product development.

Customer support expenses increased 26 percent to $8,496 in 1998 from $6,744 in 1997. The increase was primarily due to additional personnel hired to handle the increased demand for support, training and consulting services as a result of the continuing increase in Accounting software sales. The Company anticipates that customer support expenses will continue to increase in order to meet the demands for training and consulting services to support Accounting software sales and to maintain a high quality level of support services.

Product development expenses increased 22 percent to $8,863 in 1998 from $7,264 in 1997. The increase was primarily due to increased personnel costs for designing, developing and testing enhancements to the Company's existing software products, as well as ongoing research on future products. Additionally, capitalized software development costs, which reduce the amount of product development expenses recognized, amounted to $173 in 1998 compared to $927 in 1997. This would account for $754 of the $1,599 increase in product development expenses in 1998 over 1997. The Company believes that product development expenses will continue to increase in 1999.

Sales and marketing expenses increased nine percent to $6,916 in 1998 from $6,351 in 1997. As a percentage of net revenue, sales and marketing expenses decreased to 16 percent in 1998 from 18 percent in 1997. The increase in these expenses was primarily due to increased advertising and trade show expenses, and to a lesser extent, an increase in international marketing activities. The increase in marketing expenses was partially offset by a slight decrease in sales expenses. The Company believes that sales and marketing expenses, as a percentage of net revenue, will remain at approximately the same level in 1999 as in 1998.

General and administrative expenses increased 12 percent to $5,334 in 1998 from $4,776 in 1997. As a percentage of net revenue, these expenses decreased to 12 percent in 1998 from 14 percent in 1997. The increase in these expenses was primarily due to higher insurance, legal and other professional services costs and expenses in the fourth quarter of 1998 related to the Company's move to its new corporate headquarters.

1997 COMPARED TO 1996

NET REVENUE increased 23 percent to $35,240 in 1997 from $28,659 in 1996. The two major components of net revenue, computer software sales and service fees, both increased in 1997. Software sales increased 26 percent to $18,928 in 1998 from $14,983 in 1997. Software sales increased in both of the Company's product groups. Accounting software sales increased 27 percent to $13,539 in 1997 from $10,665 in 1996, primarily due to a significant increase in sales of the Company's Gold Collection for Construction Accounting. Construction accounting software sales increased 28 percent in 1997 over 1996, primarily due to the continuing increase in sales of Gold Collection-Extended Edition and sales of Gold Collection-Standard Edition, which was released in June 1996. Property Management software sales increased 72 percent due to sales of Gold Collection for Property Management, which was released at the end of March 1997. There were no Architects & Engineer software sales in 1997, as that product line was sold to an unrelated entity in September 1996. Estimating software sales increased 25 percent to $5,389 in 1997 from $4,318 in 1996. The increase was primarily due to increased sales of Precision Collection-Standard Edition, which was released in June 1996 and the release of Precision Collection-Extended Edition at the end of September 1997.

Total software sales represented 54 percent of net revenue in 1997 compared to 52 percent in 1996. Accounting software sales represented 72 percent of total software sales in 1997 compared to 71 percent in 1996. Estimating software sales represented 28 percent of total software sales in 1997 compared to 29 percent in 1996. International (non-U.S.) software sales, as a percentage of total software sales, remained constant at six percent for 1997 and 1996 and is composed primarily of sales from Australia and Canada.

Service fees from maintenance, support, training and consulting, which represented 44 percent and 45 percent of net revenue in 1997 and 1996, respectively, increased 19 percent to $15,354 in 1997 from $12,956 in 1996. The increase in services fees was principally due to the continuing increase in the Company's user base through new product sales. Maintenance and support fees, which accounted for 80 percent of service fees in 1997, increased 19 percent over 1996 levels. Consulting fees increased 32 percent in 1997 over 1996, while training fees remained fairly constant.

COST OF REVENUE as a percentage of net revenue, decreased to 10 percent in 1997 from 12 percent in 1996. The decrease in this percentage was primarily due to lower documentation and assembly costs associated with software sales and software releases to users on annual software maintenance contracts. This decrease was partially offset by an increase in the amount of amortization related to capitalized software development costs as a result of major new products released in 1997 and 1996.

OPERATING EXPENSES increased 12 percent to $25,135 in 1997 from $22,490 in 1996. The largest increase came in the area of product development, which increased 29 percent to $7,264 in 1997 from $5,647 in 1996. This increase was primarily due to increased personnel costs, additional personnel to develop online help and training materials for the new software products, and an increase in expenses associated with outside developers. Additionally, capitalized software development costs declined in 1997 compared to 1996. Capitalized software development costs amounted to $927 in 1997 compared to $1,127 in 1996.

Customer support expenses increased five percent to $6,744 in 1997 from $6,403 in 1996. The slight increase was primarily due to increased personnel costs and equipment-related expenses. The increase in expenses was offset by a reduction in customer support personnel during the first four months of 1997. As the demand for support and consulting services increased during the year, primarily due to Gold Extended and Standard Construction Accounting software sales, the Company found it necessary to increase its customer support personnel to handle the increased volume.

Sales and marketing expenses decreased one percent to $6,351 in 1997 from $6,397 in 1996. As a percentage of net revenue, sales and marketing expenses decreased to 18 percent in 1997 from 22 percent in 1996. The decrease was primarily due to a decline in the number of sales and marketing personnel and lower trade show expenses. This was partially offset by an increase in advertising costs and commissions to direct sales personnel.

General and administrative expenses increased 18 percent to $4,776 in 1997 from $4,043 in 1996. As a percentage of net revenue, these expenses remained relatively constant at approximately 14 percent in both 1997 and 1996. This increase in expenses was primarily due to an increase in personnel and equipment-related costs, higher insurance and outside service costs, and an increase in the provision for doubtful accounts.


OTHER INCOME AND INCOME TAXES

OTHER INCOME (EXPENSE) is primarily composed of interest income on cash and cash equivalents and temporary investments. Interest income increased 18 percent in both 1998 and 1997 over the previous year primarily due to an increase in investable funds.

PROVISION FOR INCOME TAXES. The Company's effective tax rate was 36 percent, 35 percent, and 28 percent in 1998, 1997 and 1996, respectively. The lower rate in 1996 was primarily due to additional research and development tax credits available from prior years as a result of a change in tax regulations. Although the Company's effective tax rate was reduced by research and development tax credits for each year, the effect of the credit on the effective tax rate decreases due to the significant increase in the Company's pre-tax income. For further analysis of the provision for income taxes, see Note 7 of Notes to Financial Statements. The Company believes that the effective tax rate for 1999 will be higher than the 1998 effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

The Company generally meets its liquidity needs through cash generated from operations. Net cash provided by operations was $12,297 in 1998 compared to $8,686 and $3,643 in 1997 and 1996, respectively. The increase in 1998 and 1997 was due primarily to the increased profitability of the Company's operations. Working capital increased to $5,500 at December 31, 1998 from $4,339 at December 31, 1997 primarily due to increases in cash and cash equivalents and accounts receivable, and a decrease in accounts payable. This was partially offset by a decrease in temporary investments and increases in deferred revenues and accrued employee expenses, which are discussed below. Cash and cash equivalents and temporary investments, which represent 34 percent of total assets at December 31, 1998, increased $3,715 during 1998 primarily due to an increase in cash provided by operations. Accounts receivable at December 31, 1998 increased $783 since the end of 1997 primarily due to higher revenue in December 1998 compared to December 1997. There was a slight improvement in DSO (days sales outstanding) in accounts receivable, to 34 days at December 31, 1998 from 36 days at December 31, 1997.

Net property and equipment and purchased software at December 31, 1998 increased $11,436 since the end of 1997. Property and software additions amounted to $13,489 in 1998. Of this amount, $10,764 was expended for the construction of the Company's new corporate headquarters, which the Company occupied in October 1998. Other expenditures were primarily for computer equipment for new personnel and expenditures for the Company's internal information and telecommunication systems. The Company borrowed $5,500 from a bank to finance a portion of the construction costs related to its new corporate headquarters.
The Company had intended to convert the borrowings under the construction loan into a permanent mortgage loan which is permitted under the current construction loan agreement. Subsequent to December 31, 1998, the Company repaid its construction loan and on March 17, 1999, in light of the Company's current cash position, its cash flow projections for 1999 and an increase in mortgage interest rates during the first quarter of 1999, management discussed with the Board of Directors its need for long-term mortgage financing; however, no decision has yet been made. The Company has budgeted expenditures for equipment and software in 1999 amounting to $1,600, which is expected to be funded through current cash and investment balances and cash provided by operations.

Net capitalized software costs at December 31, 1998 decreased $330 since December 31, 1997. The decrease was primarily due to the amortization of capitalized software costs, which amounted to $503 in 1998. This was partially offset by additional capitalized software development costs in 1998 amounting to $173, which was primarily related to the Gold Billing module that was released in May 1998.

Accounts payable at December 31, 1998 decreased $628 since the end of 1997 primarily due to a significant decrease in the amount of construction costs payable related to the Company's new corporate headquarters at the end of 1998 compared to the end of 1997. Accrued commissions/royalties at December 31, 1998 increased $419 since December 31, 1997 primarily due to an increase in commissions owed to dealers for service fee revenue generated by the Company. Deferred revenues at December 31, 1998, which primarily represents future maintenance and support revenue to be recognized in 1999, increased $2,849 since December 31, 1997. Billings for annual maintenance and support services have increased due to an increase in the Company's user base and a price increase for such services. Revenue from annual maintenance and support service billings are recognized monthly over the terms of the contract. Accrued employee expenses at December 31, 1998 increased $451 since the end of 1997 primarily due to increases in accrued profit sharing expense, employee commissions and the Company's contribution to its 401(k) plan.

The Company's Board of Directors approved a four-for-three stock split and a five-for-four stock split effective in November 1998 and 1997, respectively. All common share and per share amounts have been restated to reflect these stock splits. Total dividends paid in 1998 were $1,236, or $.13 per share compared to dividends paid in 1997 of $833, or $.09 per share. The Company plans to continue to pay quarterly cash dividends. The Company's construction loan agreement requires the Company to maintain certain working capital and tangible net worth levels, which could restrict the amount of retained earnings that are available for the payment of dividends. The Company's bank has waived requirements by the Company to maintain certain working capital levels. Under the most restrictive requirements of the loan agreement that have not been waived, unrestricted retained earnings at December 31, 1998 amounted to $12,995.

YEAR 2000 COMPLIANCE

Many companies that use and/or develop computer software are addressing the problem that will soon manifest if their software is not year 2000 compliant. The potential problem that exists with some computer software is that it will not process transactions properly for dates commencing in the year 2000. This is due to the fact that many software programs were designed to make date calculations based on the last two digits of the year. As a result, dates in the year 2000 may be identified as dates in the year 1900, which may cause incorrect calculations, cause the transaction to not be processed or, in some cases, cause an entire computer system to malfunction.

The Company has been aware of this problem for many years and has been addressing it, both for its software that is being developed for sale to users and for applications affecting internal operations that potentially may not be year 2000 compliant. On software developed for sale to users, the Company believes that the complete suite of its current versions of Windows-based products is already year 2000 compliant, and modifications to its older DOS-based accounting products, which are currently being maintained by the

Company, to make them year 2000 compliant are complete. The testing of these modifications by the Company's quality assurance staff and by users at beta test site locations is complete and the modified software has been made available on request to users who are on a software maintenance plan with the Company. The Company plans to release the modified software to users who are currently on a software maintenance contract with the Company in early 1999. The Company has already notified users of its discontinued software products that the Company will not continue support of such products. Because the Company has been aware of the year 2000 issue for a number of years, it has been developing and testing software with year 2000 compliance in mind and has not budgeted separately to address it.

The Company is currently in various stages of assessing all of its internal technical applications to ascertain whether they are year 2000 compliant. The Company has conducted an internal assessment of its internal information and telecommunication systems and believes that these systems are already, or are in the process of being altered to become, year 2000 compliant. Components of those systems which are in the process of becoming year 2000 compliant are expected to be completed and tested for compliance by the end of the second quarter of 1999. The Company continually upgrades and expands its internal information and telecommunication systems, and does not budget specifically for year 2000 compliant costs required for upgrading and testing those systems. However, the Company estimates that costs specifically related to upgrading and testing the information and telecommunication systems for year 2000 compliance will be $80 in 1999. The assessment and projections for having those systems year 2000 compliant were completed by the Company's information technology and telecommunication staff based on their expertise in those areas and discussions with representatives of vendors who support those systems.

The Company is also in various stages of assessing its non-technical applications to identify areas that are not year 2000 compliant. This assessment has not yet been completed, but the assessment and final compliance testing is expected to be completed by the end of the second quarter of 1999. Based on the Company's current assessment of these non-technical areas, the Company does not believe this area poses any significant problems. The Company believes that the cost of bringing its non-technical applications into year 2000 compliance will not be material.

Additionally, the Company is continuing to assess whether significant third parties upon whom it relies for various aspects of its business are year 2000 compliant. These third parties are primarily vendors (banks, telephone companies, fulfillment and freight companies, and suppliers of components for the Company's software products) whose inability to be year 2000 compliant could delay or cancel customer orders for the Company's products and services, delay receipt of payments by customers for products shipped and services rendered, and disrupt other aspects of the Company's operations. Any one of these events may adversely affect the Company's financial condition, results of operations and cash flows.

The Company has made some formal inquiries with these third party vendors, suppliers and service providers with respect to their year 2000 compliance programs and, more importantly, those specific parts of their program that directly affect the Company's operations. The general response that the Company has received from these parties has indicated that they are in the process of assessing and testing their operations for year 2000 compliance and are expected to complete their testing during 1999. The Company is continuing to identify and categorize its third parties so that those parties who are identified as being critical to the Company's operations receive higher priority and more attention than those third parties who are deemed to be not as critical to the Company's operations. The Company anticipates that it will continue to solicit information from these third parties and monitor the progress of their year 2000 compliance programs through 1999.

The Company has not yet developed a contingency plan in the event the Company or any of its third parties fail to become year 2000 compliant in a timely manner and does not have any timetable to develop such a plan. Such a plan may be developed after the Company has completed its assessment of the year 2000 programs of its third party vendors, suppliers and service providers, and the testing of its own year 2000 program. The Company believes that a reasonable worst-case scenario for not being year 2000 compliant would be that the Company's software products sold to users do not address all aspects or conditions related to the year 2000 compliance issue and that the Company's vendors are not able to supply components related to its software products. If such a scenario occurs, the Company will have to redirect some of its product development staff to work on the software to make it year 2000 compliant for events it did not originally consider in the development of the software. The Company's users may also seek to hold the Company liable for damages if the software does not function properly. Additionally, there could be delays in delivering software to customers as the Company finds new suppliers or methods of delivery.

Based on the assessment the Company has made to date on the year 2000 compliance issue, the Company does not believe that it will have an adverse effect on the Company's financial condition, results of operations and cash flows. However, that assessment is based on knowledge that is currently known to the Company and assumes that the responses we have received from third parties are representative of all third parties with which the Company transacts business. Many factors outside the control of the Company could cause the Company's current assessment on the year 2000 compliance issue to change significantly. For example, unfavorable rulings on current and future litigation related to this issue could adversely affect the Company's legal defenses if the Company were to be named in such litigation and, as a result, could have an adverse effect on the Company's financial condition, results of operations and cash flows. The Company will continue to update its assessment of its year 2000 readiness as it receives updated information from its year 2000 program and as it monitors legal rulings concerning the year 2000 compliance issue.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

The Company has assessed its exposure to market risks for its financial instruments and has determined that its exposures to such risks is not material.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

The financial statements required pursuant to this item are included in Item 14 of this Annual Report on Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH
------------------------------------------
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------

None.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

The information called for by this item is included under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act" contained in Timberline Software Corporation's definitive proxy statement for the annual meeting of shareholders to be held on April 27, 1999, and is hereby incorporated by reference.


ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

The information called for by this item is included under the caption "Executive Compensation" contained in Timberline Software Corporation's definitive proxy statement for the annual meeting of shareholders to be held on April 27, 1999, and is hereby incorporated by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The information called for by this item is included under the caption "Voting Securities and Principal Holders Thereof" contained in Timberline Software Corporation's definitive proxy statement for the annual meeting of shareholders to be held on April 27, 1999, and is hereby incorporated by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

None.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

a.   1.  Financial Statements
     The following financial statements of Timberline Software Corporation are filed as part of this report:


                                                                                         PAGE

     Statements of Operations for the years ended December 31, 1998, 1997
         and 1996                                                                        F-1
     Balance Sheets at December 31, 1998 and 1997                                        F-2
     Statements of Cash Flows for the years ended December 31, 1998, 1997
         and 1996                                                                        F-3
     Statements of Shareholders' Equity for the years ended
         December 31, 1998, 1997 and 1996                                                F-4
     Notes to Financial Statements                                                       F-5
     Independent Auditors' Report                                                        F-15


     2.  Financial Statement Schedules
     Financial statement schedules have been omitted since they are either not required or the amounts to be included in such schedules are not material.


     3.  Exhibits

     Articles of Incorporation and Bylaws

     3(i)      - Amended and Restated Articles of Incorporation (Incorporated by
                 reference to Exhibit 3.1 of Quarterly Report on Form 10-Q for the three months ended September 30, 1998)

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

     * 10.5(d) - Fourth Amendment to Timberline Software Corporation Employees'
                 Retirement Plan (Incorporated by reference to Exhibit 10.5(d) of Annual Report on Form 10-KSB for the year ended
                 December 31, 1997)

     * 10.6    - 1993 Stock Incentive Plan (Incorporated by reference to Exhibit
                 10 of Quarterly Report on Form 10-Q for the three months ended June 30, 1993)

       10.7 - Warrant Agreement by and between the Company and McDonald's Corporation dated as of March 10, 1994 (Incorporated by reference to Exhibit 10.1 of Quarterly Report on Form 10-QSB for the three months ended June 30, 1994)

       10.8 - Construction Loan Agreement dated as of December 1, 1997 between the Company and Pacific One Bank (Incorporated by reference to Exhibit 10.8 of Form 10-KSB for the year ended December 31, 1997)

       10.9 - Deed of Trust, Line of Credit Instrument dated as of December 1, 1997 between the Company and Pacific One Bank (Incorporated by reference to Exhibit 10.9 of Form 10-KSB for the year ended December 31, 1997)

       10.10 - Promissory Note in the amount of $9,750,000.00 dated as of December 1, 1997 (Incorporated by reference to Exhibit
                 10.10 of Form 10-KSB for the year ended December 31, 1997)

     * 10.11   - 1998 Stock Incentive Plan, as amended, effective April 28, 1998

     Other Documents or Statements to Security Holders

       20      - Portions of definitive proxy statement for 1999
                 shareholders meeting (which are incorporated by reference in this Form 10-K Annual Report) (Incorporated by reference to definitive Proxy Statement dated March 19, 1999 for Annual Shareholder's meeting to be held April 27, 1999)

     Consents

       23      - Independent Auditors' Consent

     Miscellaneous

       27      - Financial Data Schedule for the year ended December 31, 1998

       99      - Safe Harbor for Forward-Looking Statements; Certain
                 Cautionary Statements (Incorporated by reference to Exhibit 99 of Quarterly Report on Form 10-Q for the three months ended June 30, 1998)

                 * Management contract or compensatory plan or arrangement

b.   Reports on Form 8-K

     No Form 8-K was filed during the three months ended December 31, 1998.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIMBERLINE SOFTWARE CORPORATION

by   /s/ Thomas P. Cox                                3/17/99
     -----------------                                -------
     Thomas P. Cox                                    Date
     Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Curtis L. Peltz                                   3/17/99
----------------------------------                    -------
Curtis L. Peltz                                       Date
President, Chief Executive Officer
and Director

/s/ Thomas P. Cox                                     3/17/99
----------------------------                          -------
Thomas P. Cox                                         Date
Executive Vice President and
Director

/s/ Carl C. Asai                                      3/17/99
----------------------                                -------
Carl C. Asai                                          Date
Vice President-Finance
Chief Financial Officer

/s/ James A. Meyer                                    3/17/99
----------------------------------                    -------
James A. Meyer                                        Date
Chairman of the Board of Directors

/s/ Donald L. Tisdel                                  3/17/99
--------------------                                  -------
Donald L. Tisdel                                      Date
Director

TIMBERLINE SOFTWARE CORPORATION

STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)


                                                                               Years ended December 31,
                                                                         1998           1997           1996
-------------------------------------------------------------------------------------------------------------
Net revenue:
         Computer software                                            $ 24,786       $ 18,928       $ 14,983
         Service fees                                                   18,197         15,354         12,956
         Other                                                           1,310            958            720
-------------------------------------------------------------------------------------------------------------
         Net revenue                                                    44,293         35,240         28,659
-------------------------------------------------------------------------------------------------------------
Cost and expenses:
         Cost of revenue                                                 3,909          3,605          3,514
         Customer support                                                8,496          6,744          6,403
         Product development                                             8,863          7,264          5,647
         Sales and marketing                                             6,916          6,351          6,397
         General and administrative                                      5,334          4,776          4,043
-------------------------------------------------------------------------------------------------------------
         Total cost and expenses                                        33,518         28,740         26,004
-------------------------------------------------------------------------------------------------------------
Operating income                                                        10,775          6,500          2,655
Other income (expense):
         Interest income and other - net                                   548            487            401
         Interest expense                                                  (17)           (17)            (2)
-------------------------------------------------------------------------------------------------------------
Income before income taxes                                              11,306          6,970          3,054
Provision for income taxes                                               4,112          2,435            870
-------------------------------------------------------------------------------------------------------------
Net income                                                            $  7,194       $  4,535       $  2,184
=============================================================================================================
Basic earnings per share                                              $   0.77       $   0.49       $   0.25
=============================================================================================================
Diluted earnings per share                                            $   0.74       $   0.48       $   0.23
=============================================================================================================
Dividends per share                                                   $   0.13       $   0.09       $   0.07
=============================================================================================================

See notes to financial statements.

TIMBERLINE SOFTWARE CORPORATION

BALANCE SHEETS
(Amounts in thousands)


                                                                                        December 31,
                                                                                 1998                  1997
-------------------------------------------------------------------------------------------------------------
Assets
Current assets:
        Cash and cash equivalents                                             $ 10,193              $  5,050
        Temporary investments                                                    3,767                 5,195
        Accounts receivable, less allowance for doubtful accounts
                 (1998, $182; 1997, $199)                                        5,086                 4,303
        Other receivables                                                          221                   233
        Inventories                                                                272                   241
        Other current assets                                                       981                   794
-------------------------------------------------------------------------------------------------------------
        Total current assets                                                    20,520                15,816
Property and equipment - net                                                    18,381                 7,485
Capitalized software costs, less accumulated amortization
        (1998, $923; 1997, $477)                                                 1,304                 1,634
Purchased software, less accumulated amortization
        (1998, $685; 1997, $702)                                                 1,249                   709
Other assets                                                                        95                   110
-------------------------------------------------------------------------------------------------------------
                                                                              $ 41,549              $ 25,754
=============================================================================================================
Liabilities and Shareholders' Equity
Current liabilities:
        Accounts payable                                                      $    812              $  1,440
        Deferred revenues                                                       10,352                 7,503
        Accrued employee expenses                                                2,312                 1,861
        Accrued commissions/royalties                                              599                   180
        Income taxes payable                                                       373                   166
        Other current liabilities                                                  489                   327
        Current portion of long-term debt                                           83                    --
-------------------------------------------------------------------------------------------------------------
        Total current liabilities                                               15,020                11,477
-------------------------------------------------------------------------------------------------------------
Long-term debt                                                                   5,417                    --
Accrued rent expense                                                                29                    46
Deferred income taxes                                                            1,047                   965
Commitments
Shareholders' equity:
        Common stock, no par value
        Authorized - 20,000 shares
        Issued - 1998, 9,420 shares; 1997, 9,304 shares                            377                   372
        Additional paid in capital                                               3,721                 2,907
        Unrealized net gain on investments                                          10                    17
        Retained earnings                                                       15,928                 9,970
-------------------------------------------------------------------------------------------------------------
        Total shareholders' equity                                              20,036                13,266
-------------------------------------------------------------------------------------------------------------
                                                                              $ 41,549              $ 25,754
=============================================================================================================

See notes to financial statements.

TIMBERLINE SOFTWARE CORPORATION

STATEMENTS OF CASH FLOWS
(Amounts in thousands)

                                                                                  Years ended December 31,
                                                                            1998            1997            1996
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                                $  7,194        $  4,535        $ 2,184
Adjustments to reconcile net income to net cash
     provided by operating activities:
         Depreciation and amortization                                       1,993           1,906          1,254
         Deferred income taxes                                                 138             155            420
         Net change in:
               Accounts receivable                                            (783)           (609)          (508)
               Other receivables                                                12             (76)           (76)
               Inventories                                                     (31)             67             17
               Accounts payable                                               (628)            676            201
               Deferred revenues                                             2,849           1,541            624
               Accrued employee expenses                                       451             719             (5)
               Accrued commissions/royalties                                   419             (14)           (65)
               Income taxes payable                                            207             166            (79)
               Accrued rent expense                                            (17)            (20)             8
               Other                                                           493            (360)          (332)
-------------------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                          12,297           8,686          3,643
-------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Payments for property and equipment and
     purchased software                                                    (13,489)         (5,246)        (2,298)
Capitalized software costs                                                    (173)           (927)        (1,127)
Proceeds from investments                                                    6,490           4,115          6,250
Purchase of investments                                                     (5,072)         (4,517)        (7,577)
Other - net                                                                      7              11             10
--------------------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                             (12,237)         (6,564)        (4,742)
--------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Dividends paid                                                              (1,236)           (833)          (625)
Common stock issued                                                            819             632            996
Net proceeds from long-term debt                                             5,500              --             --
--------------------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) financing activities                 5,083            (201)           371
--------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                         5,143           1,921           (728)
Cash and cash equivalents, beginning of the year                             5,050           3,129          3,857
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of the year                                $ 10,193        $  5,050        $ 3,129
===================================================================================================================
Supplemental information:
Cash paid during the year for income taxes                                $  3,250        $  1,674        $   545
===================================================================================================================

See notes to financial statements.

TIMBERLINE SOFTWARE CORPORATION

STATEMENTS OF SHAREHOLDERS' EQUITY
(Amounts in thousands, except per share amounts)

                                      Common Stock       Additional Paid    Unrealized Net
                                  Shares                       In             Gain On            Retained
                                  Issued      Amount         Capital         Investments         Earnings        Total
------------------------------------------------------------------------------------------------------------------------
Balances, January 1, 1996         8,647       $ 346        $ 1,305             $ --              $  4,709      $  6,360
 Common stock issued                462          18            841                                                  859
 Income tax benefit on
   stock options exercised                                     137                                                  137
 Dividends declared
   ($.07 per share)                                                                                  (625)         (625)
 Net income for the year                                                                            2,184         2,184
------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1996       9,109         364          2,283               --                 6,268         8,915
 Common stock issued                195           8            365                                                  373
 Income tax benefit on
   stock options exercised                                     259                                                  259
 Unrealized gain on
   investments, net of
   income taxes                                                                  17                                  17
 Dividends declared
   ($.09 per share)                                                                                  (833)         (833)
 Net income for the year                                                                            4,535         4,535
------ -----------------------------------------------------------------------------------------------------------------
Balances, December 31, 1997       9,304         372          2,907               17                 9,970        13,266
 Common stock issued                116           5            298                                                  303
 Income tax benefit on
   stock options exercised                                     516                                                  516
 Unrealized loss on
   investments, net of
   income taxes                                                                  (7)                                 (7)
 Dividends declared
   ($.13 per share)                                                                                (1,236)       (1,236)
 Net income for the year                                                                            7,194         7,194
------ -----------------------------------------------------------------------------------------------------------------
Balances, December 31, 1998       9,420       $ 377        $ 3,721             $ 10              $ 15,928      $ 20,036
========================================================================================================================

See notes to financial statements.

TIMBERLINE SOFTWARE CORPORATION

NOTES TO FINANCIAL STATEMENTS
(Amounts in thousands, except per share and percent amounts)


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

SOFTWARE DEVELOPMENT COSTS: Costs of developing computer software are capitalized when technological feasibility has been established for the computer software product. These costs are amortized over a two- to five-year period. Costs capitalized for the development of computer software were $173 in 1998, $927 in 1997 and $1,127 in 1996.

Amortization of capitalized computer software development costs was $503 in 1998, $403 in 1997, and $262 in 1996. Expenses incurred on research and development of computer software products were $7,822 in 1998, $6,222 in 1997 and $4,905 in 1996.

CASH AND CASH EQUIVALENTS: Cash and cash equivalents include cash on hand, cash deposited with banks and financial institutions, money market funds and highly liquid debt instruments purchased with maturity dates of three months or less at the date of acquisition.

INVESTMENTS: Prior to 1997, temporary investments represented debt securities which had maturity dates ranging from over three months to a year from the purchase date and non-current investments represented debt securities with maturity dates over one year from the purchase date. The Company classified both categories of investments as "held to maturity" and accordingly recorded these

TIMBERLINE SOFTWARE CORPORATION

(Amounts in thousands, except per share and percent amounts)

investments at amortized cost, which approximated fair value. During 1997, the Company transferred the above investments from the "held to maturity" category to the "available for sale" category, because these investments may not be held to maturity. The Company used some of these investments to finance a portion of the Company's new corporate headquarters, which was completed in 1998, or for other purposes as additional funds were needed. Accordingly, the investments have been recorded at fair value. The net unrealized gain or loss on these investments is included as a separate component of shareholders' equity.

INVENTORIES: Inventories consist of marketing literature and of software components, primarily software manuals and media ready for assembly. Inventories are stated at the lower of average cost or market.

PROPERTY AND EQUIPMENT AND PURCHASED SOFTWARE: Property and equipment and purchased software are recorded at cost. Depreciation on purchased software, furniture and equipment is provided using the straight-line method over the estimated useful lives of the related assets ranging from two to ten years. The building is being depreciated on a straight-line basis over forty years.

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

There were no adjustments to net income in computing diluted earnings per share for the years ended December 31, 1998, 1997 and 1996. A reconciliation of the common shares used in the denominator for computing basic and diluted EPS for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                                                    1998               1997             1996
--------------------------------------------------------------------------------------------------------------
Weighted-average shares outstanding,
       used in computing basic EPS                                  9,375              9,222            8,899
Effect of dilutive securities:
       Warrants                                                        --                 --               25
       Stock options                                                  325                261              494
--------------------------------------------------------------------------------------------------------------
Weighted-average shares outstanding, and the effect
       of dilutive securities, used in computing diluted EPS        9,700              9,483            9,418
==============================================================================================================

TIMBERLINE SOFTWARE CORPORATION

(Amounts in thousands, except per share and percent amounts)

NOTE 2   COMPREHENSIVE INCOME:

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which established standards for reporting comprehensive income and its components. The Company adopted this standard on January 1, 1998. However, statements of comprehensive income are not presented for the years ended December 31, 1998, 1997 and 1996, because the difference between the Company's comprehensive income and net income is not material. The only component of comprehensive income that is not included in the Company's net income is the unrealized gain or loss on temporary investments. For 1998, the unrealized loss on temporary investments was $7, net of income taxes, which reduced net income to arrive at comprehensive income of $7,187. For 1997, the unrealized gain on temporary investments was $17, net of income taxes, which increased net income to arrive at comprehensive income of $4,552. There was no difference between comprehensive income and net income for 1996.

NOTE 3   INVESTMENTS:

Investments at December 31, 1998 and 1997 are composed of the following:


                                                                       Amortized
                                                                          Cost                Fair Value
--------------------------------------------------------------------------------------------------------
1998:
Debt securities issued by the U.S. Treasury
      and other U.S. government agencies                               $  2,800               $  2,812
Debt securities issued by states of the
      United States and political subdivisions of the states                950                    955
--------------------------------------------------------------------------------------------------------
Total investments                                                      $  3,750               $  3,767
========================================================================================================
1998 net unrealized gain on investments                                                       $     17
========================================================================================================


1997:
Debt securities issued by the U.S. Treasury
      and other U.S. government agencies                               $  3,581               $  3,599
Debt securities issued by states of the
      United States and political subdivisions of the states              1,587                  1,596
--------------------------------------------------------------------------------------------------------
Total investments                                                      $  5,168               $  5,195
========================================================================================================
1997 net unrealized gain on investments                                                       $     27
========================================================================================================

NOTE 4   PROPERTY AND EQUIPMENT:

Property and equipment at December 31, 1998 and 1997 is composed of the following:

                                                     1998              1997
-----------------------------------------------------------------------------
Land                                              $  2,433          $  2,433
Building                                            12,975                --
Tenant improvements                                     63               546
Furniture and fixtures                               1,612             1,077
Machinery and equipment                              6,369             6,404
Construction in progress                                --             2,211
-----------------------------------------------------------------------------
Total                                               23,452            12,671
Less accumulated depreciation and amortization       5,071             5,186
-----------------------------------------------------------------------------
Property and equipment - net                      $ 18,381           $ 7,485
=============================================================================

TIMBERLINE SOFTWARE CORPORATION

(Amounts in thousands, except per share and percent amounts)

NOTE 5   LONG-TERM DEBT:

In connection with the construction of its new corporate headquarters, the Company entered into a construction loan agreement with a bank to borrow up to $9,750. Interest accrues at the bank's prime interest rate, and borrowings under this loan agreement are secured with a security interest in the site of the new corporate headquarters. Borrowings, including interest, are to be repaid by May 1999, with an option to extend the final payment of the loan to November 1999. The Company also has the option to convert the construction loan into a 10-year term loan at the termination date of the construction loan. At December 31, 1998, there were outstanding borrowings under the construction loan amounting to $5,500. The Company moved into its new corporate headquarters in October 1998. The fair value of this loan approximates cost because of the variable interest rate on the loan.

Because the Company has the intent and the ability to finance the construction loan on a long-term basis, borrowings under the construction loan are classified as long-term debt at December 31, 1998. Maturities of long-term debt, assuming the conversion of the construction loan into the term loan, are as follows:

  1999                       $    83
  2000                           105
  2001                           111
  2002                           118
  2003                           125
  Thereafter                   4,958
-------------------------------------
                             $ 5,500
=====================================


The loan agreement requires that the Company maintain certain minimum working capital and tangible net worth levels, which could restrict the amount of retaining earnings available to pay cash dividends. Under the most restrictive covenants of the loan agreement, the Company had unrestricted retained earnings of $12,995 at December 31, 1998.

Subsequent to December 31, 1998, the Company repaid its construction loan and on March 17, 1999, in light of the Company's current cash position, its cash flow projections for 1999 and an increase in mortgage interest rates during the first quarter of 1999, management discussed with the Board of Directors its need for long-term mortgage financing; however, no decision has yet been made.

NOTE 6   COMMON STOCK:

In October 1998, the Company's Board of Directors approved a four-for-three stock split, effective in November 1998. In October 1997, the Company's Board of Directors approved a five-for-four stock split, effective in November 1997. In April 1996, a three-for-two stock split was approved, effective in May 1996. All prior common stock and per share data amounts have been retroactively adjusted to reflect these changes.

In March 1994, the Company issued warrants to purchase 375 shares of its common stock at $2.80 per share to a large national account as part of a joint marketing agreement to promote the Company's software products. In 1996, all of those warrants were exercised.

As of December 31, 1998, the Company has four stock-based compensation plans. Two nearly identical plans, adopted in 1987 and 1989, are non-qualified stock option plans for its officers and key employees. Under these plans, the

TIMBERLINE SOFTWARE CORPORATION

(Amounts in thousands, except per share and percent amounts)

Company may grant options for up to 844 shares of common stock. Options may not be granted under the 1987 plan and the 1989 plan after 1997 and 1999, respectively. As of December 31, 1998, 209 shares are reserved under these plans, of which there are 204 options outstanding.

In 1993 and 1998, the Company's shareholders approved incentive stock plans for the main purpose of retaining and attracting the services of Company directors, officers, employees and nonemployees. Although these plans provide for the granting of various stock options, stock appreciation rights and stock bonuses, the Company currently plans to grant only non-qualified stock options. Grants under the 1993 and 1998 plans may not be granted after the year 2003 and 2008, respectively. As of December 31, 1998, 1,239 shares are reserved under these plans, of which there are 551 options outstanding.

All of the above plans are administered by a committee of the Company's Board of Directors, which determines the terms and conditions of the various grants awarded under these plans. Under these plans, the non-qualified stock options have an exercise price equal to the market price of the Company's common stock on the date of grant. The options vest ratably over a four or five-year period and expire 10 years after the date of grant.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which encouraged (but did not require) that stock-based compensation cost be recognized and measured by the fair value of the equity instrument awarded. The Company did not change its method of accounting for its stock-based compensation plans and will continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for these plans. Accordingly, no compensation cost has been recognized for these plans in the financial statements. If compensation cost on stock options granted after 1994 under these plans had been determined based on the fair value of the options granted as of the grant date in a method consistent with that described in SFAS No. 123, the Company's net income and diluted earnings per share would have been reduced to the pro forma amounts indicated below for the years ended December 31, 1998, 1997 and 1996:



                                                      1998           1997          1996
-----------------------------------------------------------------------------------------
Net income, as reported                            $  7,194       $  4,535      $  2,184
Net income, pro forma                                 6,743          4,214         2,018

Diluted earnings per share, as reported                0.74           0.48          0.23
Diluted earnings per share, pro forma                  0.70           0.44          0.21



The pro forma amounts do not consider the effect of options granted prior to 1995 that vest in subsequent years. The pro forma amounts may also not be indicative of the effects on reported net income for future years, due to the effect of options vesting over a period of years and the awarding of stock compensation awards in future years.

TIMBERLINE SOFTWARE CORPORATION

(Amounts in thousands, except per share and percent amounts)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996:

                                                            1998               1997                1996

Annual dividend yield                                        1.0%               1.1%                1.4%
Risk-free interest rate per annum                            5.6%               6.2%                6.4%
Expected annual volatility                                  85.0%              87.4%               87.9%
Expected lives of options (years)                            7.0                7.0                 7.0

A summary of the status of the Company's stock option plans as of December 31, 1998, 1997 and 1996, and changes during the years ending on those dates is presented below:

                                        1998                              1997                            1996
--------------------------------------------------------------------------------------------------------------------------------
                                             Weighted-Average                   Weighted-Average               Weighted-Average
                                  Shares      Exercise Price        Shares      Exercise Price      Shares      Exercise Price
--------------------------------------------------------------------------------------------------------------------------------
Outstanding at
       beginning of year           836         $  3.913                812        $  2.565            845         $  2.292
Granted                             65           12.539                245           6.830             66            5.195
Exercised                         (116)           2.606               (195)          1.908            (87)           1.839
Forfeited                          (30)           8.548                (26)          4.349            (12)           3.086
--------------------------------------------------------------------------------------------------------------------------------
Outstanding at end of year         755         $  4.672                836        $  3.913            812         $  2.565
================================================================================================================================
Options exercisable
       at year-end                 514                                 510                            539
Weighted-average fair value
       of options granted
       during the year                         $  9.112                           $  5.021                        $  3.749

The following table summarizes information about stock options outstanding and exercisable at December 31, 1998:


                                         Outstanding                                       Exercisable
-----------------------------------------------------------------------------------------------------------------
                                      Weighted-Average
                                          Remaining
      Range of          Number of     Contractual Life     Weighted-Average       Number of     Weighted-Average
   Exercise Prices       Options           (years)          Exercise Price         Options       Exercise Price
-----------------------------------------------------------------------------------------------------------------
$  1.400 -  4.950         563              5.74              $  3.011               443            $  2.680
   5.025 -  9.094         140              8.68                 8.419                58               8.260
  10.031 - 15.375          52              9.41                12.622                13              12.481
=================================================================================================================
$  1.400 - 15.375         755              6.54              $  4.672               514            $  3.553

TIMBERLINE SOFTWARE CORPORATION

(Amounts in thousands, except per share and percent amounts)

Note 7   INCOME TAXES:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's net deferred tax liability as of December 31, 1998 and 1997 are as follows:

                                                          1998          1997
------------------------------------------------------------------------------
Deferred tax liabilities:
Property and equipment                                  $   543       $   335
Capitalized software costs                                  509           637
Maintenance costs                                           120            70
Other                                                        20            24
------------------------------------------------------------------------------
                                                          1,192         1,066
------------------------------------------------------------------------------
Deferred tax assets:
Allowance for doubtful accounts                              71            77
Employee expenses not currently deductible                   58            40
Accrued rent expense                                         12            18
Other                                                        21            36
------------------------------------------------------------------------------
                                                            162           171
------------------------------------------------------------------------------
Net deferred tax liability                              $ 1,030       $   895
==============================================================================

The net deferred tax liability is classified in the balance sheet as follows:

Deferred income taxes                                   $ 1,047       $   965
Deferred tax assets included in other current assets        (17)          (70)
------------------------------------------------------------------------------
Net deferred tax liability                              $ 1,030       $   895
==============================================================================


The provision for income taxes is composed of the following:

                      1998          1997          1996
---------------------------------------------------------
Current:
      Federal       $ 3,300       $ 1,949       $   350
      State             674           331           100
Deferred:
      Federal           111           125           338
      State              27            30            82
---------------------------------------------------------
Total               $ 4,112       $ 2,435       $   870
=========================================================

TIMBERLINE SOFTWARE CORPORATION

(Amounts in thousands, except per share and percent amounts)

A reconciliation of the difference between the provision for income taxes and the income taxes computed at the federal statutory rate is summarized below:

                                                    1998          1997           1996
---------------------------------------------------------------------------------------
Income taxes based on federal statutory rate      $ 3,857       $ 2,370        $ 1,038
State tax, net of federal tax benefit                 469           230            112
Research and development credits                     (283)         (251)          (326)
Other                                                  69            86             46
---------------------------------------------------------------------------------------
Provision for income taxes                        $ 4,112       $ 2,435        $   870
=======================================================================================


Research and development credits in 1996 include additional amounts which have been made available from prior years as a result of a change in tax regulations. This reduced the Company's provision for income taxes for the year ended December 31, 1996 by $180.


NOTE 8   BUSINESS SEGMENT INFORMATION:

Effective December 31, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement requires that public companies report financial and descriptive information about its operating segments. Operating segments within a company are determined based on a company's organizational structure and the way that a company manages its businesses for making operating decisions and assessing its performance.

The Company's operations are divided into two operating segments: software products and software services. Software products encompass software product sales across all of the Company's product lines. Software services encompass fees for all services after the software is sold, such as annual maintenance and support service contracts, consulting and training services. The Company accounts for revenue and cost of revenue on these two operating segments, and tracks specifically identifiable expenses related to the generation of revenue for each of those segments. There are no intersegment transactions. These segments are managed separately because of different sales and marketing strategies and different strategic planning processes.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 of Notes to Financial Statements. The Company evaluates its performance in each segment based on its operating contribution, which includes revenue, cost and expenses that can be specifically identified with each segment. Product development and general and administrative expenses are not allocated to the segments for determining its operating contribution because such an allocation would be based on subjective factors. The Company also does not allocate assets by segment in evaluating the performance of each segment. Information about each operating segment and a reconciliation of operating contribution to operating income is as follows for the years ended December 31, 1998, 1997 and 1996:

TIMBERLINE SOFTWARE CORPORATION

(Amounts in thousands, except per share and percent amounts)


                                                      1998            1997            1996
--------------------------------------------------------------------------------------------
Net revenue:
       Software products                           $ 24,786        $ 18,928        $ 14,983
       Services                                      18,197          15,354          12,956
       Other                                          1,310             958             720
--------------------------------------------------------------------------------------------
       Net revenue                                 $ 44,293        $ 35,240        $ 28,659
============================================================================================

Operating contribution:
       Software products                           $ 16,971        $ 11,619        $  7,531
       Services                                       6,892           6,196           4,204
       Other revenue, net of cost                     1,109             725             610
       Product development expenses                  (8,863)         (7,264)         (5,647)
       General and administrative expenses           (5,334)         (4,776)         (4,043)
--------------------------------------------------------------------------------------------
       Operating income                            $ 10,775        $  6,500        $  2,655
============================================================================================


The Company operates primarily in the United States. In terms of net revenue, more than 94 percent of its net revenue in 1998, 1997 and 1996 was generated from customers located in the United States. No revenue from customers located in a foreign country accounted for more than three percent of the Company's net revenue during those years.


NOTE 9   COMMITMENTS:

The Company leases some equipment and office facilities under noncancelable operating leases. Its major lease commitment relates to a lease entered into in 1996 for additional office space for expansion of its former corporate offices. That lease, which expires in 2003 and is currently being subleased, provides for additional payment by the Company for additional taxes, maintenance and operating costs above a base level established by the lessor.

Total rent expense under operating leases was $825, $986 and $884 in 1998, 1997 and 1996, respectively. Future minimum rental payments under these leases as of December 31, 1998, are as follows:


Year ending December 31,
     1999               $   282
     2000                   254
     2001                   228
     2002                   219
     2003                    55
--------------------------------
TOTAL                   $ 1,038
================================


Future minimum rental payments shown above have not been reduced by future minimum sublease rental income of $890 from a noncancelable sublease.

TIMBERLINE SOFTWARE CORPORATION

(Amounts in thousands, except per share and percent amounts)

NOTE 10   EMPLOYEE BENEFIT PLAN:

The Company has a retirement plan, under the provisions of Section 401(k) of the Internal Revenue Code, covering substantially all employees. Under the terms of the plan, employees may make contributions computed on a percentage of pay. The Company may match employee contributions up to a set percentage of pay. The Company may, at its discretion, make an additional year-end contribution out of profits. Contributions by the Company under the plan were $479 in 1998, $393 in 1997 and $376 in 1996.


NOTE 11   QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

                  Net          Cost and           Net       Basic Earnings   Diluted Earnings
                Revenue        Expenses         Income        per Share         per Share
----------------------------------------------------------------------------------------------
1998
1st quarter    $   9,383       $  7,674        $  1,159        $  0.12        $  0.12
2nd quarter       10,460          8,078           1,623           0.17           0.17
3rd quarter       11,078          8,447           1,726           0.18           0.18
4th quarter       13,372          9,319           2,686           0.29           0.28

1997
1st quarter     $  7,508       $  7,101        $    332        $  0.04        $  0.03
2nd quarter        8,225          6,753             983           0.11           0.10
3rd quarter        8,795          7,158           1,237           0.13           0.13
4th quarter       10,712          7,728           1,983           0.21           0.21

                          INDEPENDENT AUDITORS' REPORT




Board of Directors and Shareholders
Timberline Software Corporation
Beaverton, Oregon


We have audited the accompanying balance sheets of Timberline Software Corporation as of December 31, 1998 and 1997, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Timberline Software Corporation as of December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.





DELOITTE & TOUCHE LLP
Portland, Oregon
January 22, 1999
(March 17, 1999 as to Note 5)

                         TIMBERLINE SOFTWARE CORPORATION
                         -------------------------------
                   FORM 10-K FOR YEAR ENDED DECEMBER 31, 1998
                   ------------------------------------------
                                 EXHIBIT INDEX*
                                 --------------

       Material Contracts
       ------------------

         10.11   - 1998 Stock Incentive Plan, as amended

       Other Documents or Statements to Security Holders
       -------------------------------------------------

         20      - Portions of definitive proxy statement for 1999 shareholders meeting (incorporated by reference to definitive Proxy Statement dated March 19, 1999 for Annual Shareholder's meeting to be held April 27, 1999)

       Consents
       --------

         23      - Independent Auditors' Consent

       Miscellaneous
       -------------

         27      - Financial Data Schedule for the year ended December 31, 1998




* See Item 14(a)(3) of this Report for a list of all exhibits, including those incorporated by reference.