Form 10-Q
period 1999-03-31
TIMBERLINE SOFTWARE CORPORATION
filed 1999-05-14
CIK 314436

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1999


         [ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

At May 12, 1999, 9,485,854 shares of common stock of the registrant were outstanding.

TIMBERLINE SOFTWARE CORPORATION
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
TABLE OF CONTENTS
-------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
           Condensed balance sheets, March 31, 1999 and
             December 31, 1998 ........................................ 3
           Condensed statements of operations for the three
             months ended March 31, 1999 and 1998    .................. 4
           Condensed statements of cash flows for the three
             months ended March 31, 1999 and 1998    .................. 5
           Notes to condensed financial statements..................... 6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation............................ 9

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K............................. 18

SIGNATURES............................................................ 18

EXHIBIT INDEX......................................................... 19

PART I. Financial Information
Item 1. Financial Statements

TIMBERLINE SOFTWARE CORPORATION
CONDENSED BALANCE SHEETS
MARCH 31, 1999 AND DECEMBER 31, 1998
(Amounts in thousands)
----------------------------------------------------------------

                                      March 31,       December 31,
                                        1999             1998
                                     -----------      -----------
ASSETS
------
Current assets:
Cash and cash equivalents                $ 8,360          $10,193
Temporary investments                      1,956            3,767
Accounts receivable, less allowance
  for doubtful accounts
  (March 31, 1999, $182;
  December 31, 1998, $182)                 5,172            5,086
Inventories                                  225              272
Other current assets                       1,738            1,202
                                     -----------      -----------
Total current assets                      17,451           20,520
                                     -----------      -----------

Property and equipment                    23,690           23,452
  Less accumulated depreciation
  and amortization                         5,427            5,071
                                     -----------      -----------
  Property and equipment - net            18,263           18,381
                                     -----------      -----------

Capitalized software costs - net           2,239            1,304

Purchased software - net                   1,382            1,249

Other assets                                 102               95
                                     -----------      -----------
  Total                                  $39,437          $41,549
                                     ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
Accounts payable                         $ 1,022          $   812
Deferred revenues                         11,569           10,352
Accrued employee expenses                  1,294            2,312
Income taxes payable                       1,309              373
Other current liabilities                  1,069            1,171
                                     -----------      -----------
Total current liabilities                 16,263           15,020
                                     -----------      -----------

Long-term debt                                 -            5,417
Accrued rent expense                          29               29
Deferred income taxes                        974            1,047

Shareholders' equity:
Common stock, without par value
  authorized, 20,000 shares;
  issued - March 31, 1999, 9,455
  shares; December 31, 1998,
  9,420 shares                               378              377
Additional paid in capital                 4,009            3,721
Unrealized net gain on investments             4               10
Retained earnings                         17,780           15,928
                                     -----------      -----------
Total shareholders' equity                22,171           20,036
                                     -----------      -----------
  Total                                  $39,437          $41,549
                                     ===========      ===========

See notes to condensed financial statements.

TIMBERLINE SOFTWARE CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
(Amounts in thousands, except per share data)
----------------------------------------------------------------

                                       1999               1998
                                    ----------         ----------
Net revenue:
  Computer software                    $ 7,472            $ 5,054
  Service fees                           5,500              4,129
  Other                                    369                200
                                    ----------         ----------
  Net revenue                           13,341              9,383
                                    ----------         ----------

Cost and expenses:

  Cost of revenue                        1,128                866

  Customer support                       2,452              1,930

  Product development                    2,464              2,041

  Sales and marketing                    2,406              1,570

  General and administrative             1,327              1,267
                                    ----------         ----------

  Total cost and expenses                9,777              7,674
                                    ----------         ----------

Operating income                         3,564              1,709

Other income                                91                131
                                    ----------         ----------

Income before income taxes               3,655              1,840

Provision for income taxes               1,425                681
                                    ----------         ----------

Net income                             $ 2,230            $ 1,159
                                    ==========         ==========

Earnings per share:
  Basic                                $  0.24            $  0.12
  Diluted                                 0.23               0.12



See notes to condensed financial statements.


TIMBERLINE SOFTWARE CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
(Amounts in thousands)
----------------------------------------------------------------

                                          1999          1998
                                       ----------     ----------
Net cash provided by
  operating activities                    $ 3,635        $ 2,359
                                       ----------     ----------

Cash flows from investing activities:
Payments for property,
  equipment and purchased software           (606)        (2,250)
Capitalized software costs                 (1,080)          (101)
Proceeds from investments                   1,805          1,270
Purchase of investments                         -         (1,509)
Other                                           2             (4)
                                       ----------     ----------

Net cash provided by (used in)
  investing activities                        121         (2,594)
                                       ----------     ----------

Cash flows from financing activities:
Long-term debt payments                    (5,500)             -
Proceeds from issuance of
  common stock                                289            248
Dividends paid                               (378)          (280)
                                       ----------     ----------

Net cash used in
  financing activities                     (5,589)           (32)
                                       ----------     ----------

Net decrease in cash and cash
  equivalents                              (1,833)          (267)
Cash and cash equivalents,
  beginning of the period                  10,193          5,050
                                       ----------     ----------

Cash and cash equivalents,
  end of period                           $ 8,360        $ 4,783
                                       ==========     ==========

Supplemental information:
Cash paid during the period for
  income taxes                            $   396        $   351
                                       ==========     ==========

Non-cash investing and financing activity:
Property and equipment purchases to be
  financed through construction loan      $     -        $   888
                                       ==========     ==========

See notes to condensed financial statements.

TIMBERLINE SOFTWARE CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Amounts in thousands)

1.       Condensed financial statements

         Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from these condensed financial statements. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1998. The balance sheet at December 31, 1998 has been condensed from the audited balance sheet as of that date. The results of operations for the three months ended March 31, 1999 and 1998 are not necessarily indicative of the operating results for the full year.

         In the opinion of management, all adjustments, consisting of normal recurring adjustments, have been made to present fairly the Company's financial position at March 31, 1999 and the results of its operations and its cash flows for the three months ended March 31, 1999 and 1998.

2.       Long-term debt

         At the end of 1998, the Company had construction loan borrowings of $5,500 under its construction loan agreement with a bank in connection with the construction of its new corporate offices, which were substantially completed in October 1998. Because the Company had the intent and the ability to finance construction costs on a long-term basis, borrowings under the construction loan agreement were recorded as long-term debt at December 31, 1998.

         During the first quarter of 1999, the Company repaid these borrowings. Based on the Company's current cash balances, its cash projections for 1999 and current mortgage interest rates, the Company is reconsidering the need for long-term mortgage financing. Although management of the Company has not yet made any decision on this matter, it plans to do so in the second quarter after further discussions with its Board of Directors.

TIMBERLINE SOFTWARE CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands)

3.       Earnings per share

         There were no adjustments to net income in computing diluted earnings per share for the three months ended March 31, 1999 and 1998. A reconciliation of the common shares used in the denominator for computing basic and diluted earnings per share for the three months ended March 31, 1999 and 1998 is as follows:

                                                         Three Months Ended
                                                             March 31,
                                                           1999       1998
                                                         -------    -------
         Weighted-average shares outstanding,
           used in computing basic earnings
           per share                                       9,443      9,330

         Effect of dilutive stock options                    305        325
                                                         -------    -------
         Weighted-average shares outstanding,
           used in computing diluted earnings
           per share                                       9,748      9,655
                                                         =======    =======

4.       Comprehensive income

         In September 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income," which established standards for reporting comprehensive income and its components. The Company adopted this standard on January 1, 1998. Statements of comprehensive income for the three months ended March 31, 1999 and 1998 are not presented because the difference between net income and comprehensive income is not material. There was a $6 and a $4 reduction in unrealized net gain on investments which decreased net income to arrive at comprehensive income for the three months ended March 31, 1999 and 1998, respectively.

5.       Operating segment information

         Effective December 31, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The statement requires that public companies report certain financial and descriptive information about its operating segments on both annual and interim financial reports. Operating segments within a company are determined based on a company's organizational structure and the way that a company manages its businesses for making operating decisions and assessing its performance.

TIMBERLINE SOFTWARE CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
(Amounts in thousands)

         The Company's operations are divided into two operating segments: software products and software services. The Company evaluates its performance in each segment based on its operating contribution, which includes revenue, cost and expenses that can be specifically identified with each segment. Product development and general and administrative expenses are not allocated to the segments for determining its operating contribution because such an allocation would be based on subjective factors. Information about each operating segment and a reconciliation of operating contribution to operating income for the three months ended March 31, 1999 and 1998 is as follows:

                                                          Three Months Ended
                                                              March 31,
                                                           1999       1998
                                                         -------    -------

         Net revenue:
           Software products                             $ 7,472    $ 5,054
           Services                                        5,500      4,129
           Other                                             369        200
                                                         -------    -------
           Net revenue                                   $13,341    $ 9,383
                                                         =======    =======


         Operating Contribution:
           Software products                             $ 4,875    $ 3,265
           Services                                        2,152      1,585
           Other revenue, net of cost                        328        167
           Product development expenses                   (2,464)    (2,041)
           General and administrative expenses            (1,327)    (1,267)
                                                         -------    -------
           Operating income                              $ 3,564    $ 1,709
                                                         =======    =======

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

The Company's forward-looking statements are subject to certain risks, trends, and uncertainties that could cause actual results to vary materially from anticipated results, including, without limitation, delays in new product releases, delays in acceptance of the Company's products in the marketplace, failures by the Company's outside vendors to perform as promised, changes in the software operating systems for which the Company's products are written, increased competition, changes in general market conditions and certain risks associated with the year 2000. These factors are discussed in further detail below under "Risks and Uncertainties." Should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those discussed herein as expected, believed, estimated, intended or anticipated. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.

Results of Operations
---------------------

NET REVENUE. Net revenue increased 42 percent to $13,341 for the three months ended March 31, 1999 compared to $9,383 for the comparable period in 1998. Both major components of net revenue, computer software sales and service fees, increased in 1999. Computer software sales increased 48 percent to $7,472 in the 1999 period from $5,054 in the 1998 period. Software sales increased in all product lines. The Company's Gold Collection for Construction Accounting, the Company's Windows-based accounting software continued to sell well, increasing 31 percent in the first three months of 1999 over the same period last year. The Company believes this increase is primarily due to the continuing strength in the construction industry and the Company's increasing market dominance, which is giving the Company greater penetration into its market and access to more prospective users. The need by many companies to upgrade or replace existing computer software which is not year 2000 compliant is also a factor contributing to the increase in construction accounting software sales, but is not believed to be as significant as the other two factors mentioned above. Additionally, software sales for the three months ended March 31, 1999 included sales from its Billing module, which was released in May 1998. Property Management software sales increased 42 percent, reflecting increasing acceptance of this software in the market. The largest increase in software sales this quarter came in the Company's estimating product line. Estimating software sales during the first three months of 1999 increased 90 percent over the same period last year, due to the largest, single software sale in the Company's history to a large national construction company. Total computer software sales represented 56 percent of net revenue in the three months ended March 31, 1999 compared to 54 percent for the same period in 1998. The Company believes that computer software sales, as a percentage of net revenue, will likely continue at its present level for the remainder of 1999.

Service fees from maintenance, support, consulting and training, which represented 41 percent and 44 percent of net revenue for the three months ended March 31, 1999 and 1998, respectively, increased 33 percent to $5,500 in the 1999 period from $4,129 for the comparable period in 1998. The increase was principally due to the continuing increase in the Company's user base through new product sales and the Company's new maintenance and support service plan pricing structure which was instituted a year ago. Maintenance and support fees, which comprise about three-fourths of total service fees for the three months ended March 31, 1999, increased 27 percent and consulting and training fees increased 60 percent over the 1998 period. The Company anticipates that service fees will continue to represent a significant, but not necessarily an increasing, percentage of net revenue.

COST OF REVENUE. Cost of revenue, as a percentage of net revenue, was eight percent for the three months ended March 31, 1999 compared to nine percent for the comparable period in 1998. The decrease in this percentage was primarily due to lower documentation and fulfillment costs associated with software sales and software releases to users on annual maintenance contracts. The Company believes that cost of revenue, as a percentage of net revenue, will remain at approximately the same level throughout 1999.

OPERATING EXPENSES. Operating expenses increased 27 percent to $8,649 for the three months ended March 31, 1999 from $6,808 for the comparable period in 1998.

Customer support expenses increased 27 percent to $2,452 for the three months ended March 31, 1999 from $1,930 for the same period in 1998. The increase was primarily due to additional personnel hired during 1998 to handle the increased demands for support and consulting services as a result of the continuing increase in Accounting software sales. The Company anticipates that customer support expenses will continue to increase in order to meet the demands of its customers and to maintain a high quality level of support.

Product development expenses increased 21 percent to $2,464 for the three months ended March 31, 1999 from $2,041 for the comparable period in 1998. The increase was primarily due to increased personnel hirings during 1998 in the quality assurance area. Because of the complexity of developing software in a Windows environment and the extensive testing required to ensure its reliability, the Company has been devoting more resources to quality assurance so the Company's software is more thoroughly tested and bug-free prior to its release to users. The Company believes that a greater emphasis on quality assurance may have the effect of reducing the number of calls to the Company's customer support staff, which in turn can allow faster service to its customers and more efficient and productive use of its customer support personnel. The Company expects overall product development expenses to remain above its 1998 level throughout 1999.

Sales and marketing expenses increased 53 percent to $2,406 for the three months ended March 31, 1999 from $1,570 for the same period in 1998. As a percentage of net revenue, these expenses increased to 18 percent for the three months ended March 31, 1999 from 17 percent for the same period in 1998. The increased expense was primarily due to increased sales commissions, advertising and trade show costs, and to a lesser extent, international marketing expenses. The increase in sales commissions was primarily due to the large estimating software sale that was discussed above. General and administrative expenses increased five percent to $1,327 for the three months ended March 31, 1999 from $1,267 for the comparable period in 1998. As a percentage of net revenue, general and administrative expenses decreased to 10 percent for the three months ended
March 31, 1999 from 14 percent for the same period in 1998 due to these expenses remaining relatively constant while net revenue increased.

PROVISION FOR INCOME TAXES. The Company's effective tax rate was 39 percent for the three months ended March 31, 1999 compared to 37% for the same period in 1998. The provision for income taxes is based on the Company's estimate of the effective tax rate for each of the respective years.

Capital Resources and Liquidity
-------------------------------

The Company generally meets its liquidity needs through cash generated from operations. During the three months ended March 31, 1999, net cash provided by operations was $3,635 compared to $2,359 for the same period in 1998. This increase was primarily due to an increase in the profitability of the Company's operations for the first three months of 1999 compared to the same period in 1998. Working capital decreased to $1,188 at March 31, 1999 from $5,500 at December 31, 1998. This decrease was primarily due to a reduction in cash and cash equivalents and temporary investments as a result of the repayment of the

Company's construction loan during the first quarter of 1999,as further discussed below. Net accounts receivable at March 31, 1999 were $5,172, an increase of $86 compared to December 31, 1998. DSO (Days Sales Outstanding) at March 31, 1999 increased slightly to 35, compared to 34 at December 31, 1998. Net capitalized software costs increased $935 since December 31, 1998 primarily due to payments owed under an agreement with another software company to integrate its SQL software database with the Company's software.

Deferred revenues at March 31, 1999 increased $1,217 since December 31, 1998 primarily due to an increase in the billings for annual maintenance and support services. Revenue from annual maintenance and support service billings are recognized monthly over the terms of the contracts. Accrued employee expenses decreased $1,018 since December 31, 1998 primarily due to payments for profit sharing expense accrued in 1998 and the Company's 1998 contribution to its 401(k) plan. Income taxes payable increased $936 since December 31, 1998 primarily due to accrued income tax expense on income earned during the first three months of 1999.

In connection with the construction of its new corporate headquarters, the Company entered into a construction loan agreement with a bank to borrow up to $9,750. At December 31, 1998, there were outstanding borrowings under the construction loan amounting to $5,500. During the first quarter of 1999, the Company repaid the entire construction loan balance. The Company had classified the borrowings under the construction loan as long-term debt at the end of 1998 because the Company had the intent and the ability to finance these borrowings on a long-term basis. Based on the Company's current cash balances, its cash projections for the year, and current mortgage interest rates, the Company is reconsidering the need for long-term mortgage financing. No decision has yet been made on this matter, but management of the Company plans to make a decision on this during the second quarter this year, after further discussions with its Board of Directors.

In January 1999, the Company declared a regular quarterly cash dividend of $.04 per share, aggregating $378. The Company plans to continue to pay quarterly cash dividends. The payment and amount of future dividends remain within the discretion of the Board of Directors and will depend upon the Company's future earnings, financial condition, capital requirements and other factors deemed relevant by the Board of Directors.

Risks and Uncertainties
-----------------------

From time to time the Company may make forward-looking statements as such term is defined in the Federal securities laws. The following risks and uncertainties, among others, should be considered in evaluating the Company's forward-looking statements.

Factors that may cause actual results to differ materially from those contained in such forward-looking statements are as follows:

YEAR 2000 COMPLIANCE. Many companies that use and/or develop computer software are addressing the potential problem that will soon manifest if their software is not year 2000 compliant. The potential problem that exists with some computer software is that it will not process transactions properly for dates commencing in the year 2000. This is due to the fact that many software programs were designed to make date calculations based on the last two digits of the year. As a result, dates in the year 2000 may be identified as dates in the year 1900, which may cause incorrect calculations, cause the transaction to not be processed or, in some cases, cause an entire computer system to malfunction.

The Company has been aware of this problem for many years and has been addressing it, both for its software that is being developed for sale to users and for applications affecting internal operations that potentially may not be year 2000 compliant. On software developed for sale to users, the Company believes that its complete suite of current Windows-based products is already year 2000 compliant, and modifications to its older DOS-based products which are still maintained by the Company, to make them year 2000 compliant are complete. The testing of these modifications by the Company is complete and the modified software has been made available on request to users who are on a software maintenance plan with the Company. The Company plans to release the modified software to all of its DOS-based product users who are on a software maintenance contract with the Company later this year. The Company has already notified users of its discontinued software products that the Company will not continue support of such products. Because the Company has been aware of the year 2000 issue for a number of years, it has been developing and testing software with year 2000 compliance in mind and has not budgeted separately to address it.

The Company is currently in various stages of assessing all of its internal technical applications to ascertain whether they are year 2000 compliant. The Company has conducted an internal assessment of its internal information and telecommunication systems and believes that these systems are already, or in the process of being upgraded to become, year 2000 compliant. Components of those systems which are in the process of becoming year 2000 compliant are expected to be completed and tested for compliance by the end of the second quarter of 1999. The Company continually upgrades and expands its internal information and telecommunication systems, and does not budget specifically for year 2000 compliant costs required for upgrading and testing those systems. However, the Company estimates that costs specifically related to upgrading and testing the information and telecommunication system for year 2000 compliance will be $80 in 1999. The assessment and projections for having those systems year 2000 compliant were conducted by the Company's information technology and telecommunication staff based on their expertise in those areas and discussions with representatives of vendors who support those systems.

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

The Company has made some formal inquiries with these third party vendors, suppliers and service providers with respect to their year 2000 compliance programs and, more importantly, those specific parts of their program that directly affect the Company's operations. The general response that the Company has received from these parties has indicated that they are in the process of assessing and testing their operations for year 2000 compliance and are expected to complete their testing during 1999. The Company is continuing to identify and categorize its third parties so that those parties who are identified as being critical to the Company's operations receive higher priority and more attention than those third parties who are deemed to be not as critical to the Company's operations. The Company anticipates that it will continue to solicit information for these third parties and monitor the progress of their year 2000 compliant programs through 1999.

The Company has not yet developed a contingency plan in the event the Company or any of its third parties fail to become year 2000 compliant in a timely manner and does not have any timetable to develop such a plan. Such a plan may be developed after the Company has completed its assessment of its third party vendors, suppliers and service providers, and the testing of its own year 2000 program. The Company believes that a reasonable worst-case scenario for not being year 2000 compliant would be that the Company's software products sold to users does not address all aspects or conditions related to the year 2000 compliant issue, and/or that the Company's vendors are not able to supply components related to its software products. If such a scenario occurs, the Company will have to redirect some of its product development staff to work on the software to make it year 2000 compliant for events it did not originally consider in the development of the software. The Company's users may also seek to hold the Company liable for damages if the software does not function properly. Additionally, there could be delays in delivering software to customers as the Company finds new suppliers or methods of delivery.

Based on the assessment the Company has made to date on the year 2000 compliant issue, the Company does not believe that it will have an adverse effect on the Company's financial condition, results of operations and cash flows. However, that assessment is based on knowledge that is currently known to the Company and assumes that the responses it has received from third parties are representative of all third parties with which the Company transacts business. Many factors outside the control of the Company could cause the Company's current assessment on the year 2000 compliance issue to change significantly. For example, unfavorable rulings on current and future litigation related to this issue could adversely affect the Company's legal defenses if the Company were to be named in such litigation and, as a result, could have an adverse effect on the Company's financial condition, results of operations and cash flows. The Company will continue to update its assessment of its year 2000 readiness as it receives updated information from its year 2000 program and as it monitors legal rulings concerning the year 2000 compliance issue.


COMPETITION. The computer software market is highly competitive and subject to change because of the rapid technological changes in the computer industry. The number of software vendors with which the Company competes varies from product to product and from region to region within the United States. Although the Company believes it is a major supplier of project accounting and cost estimating software for the construction and property management industries, and that there are economical and technological barriers to discourage new specialty software vendors from entering into its segment of the software market, there can be no assurance that larger, well-known software developers will not target this segment of the market. Such competitors are considerably larger, more diversified, and have greater financial and other resources and enjoy greater brand recognition for their products than the Company.

The Company must also compete with other larger, well-known software developers for the hiring and retention of highly qualified technical personnel. As a result, the Company may have to expend additional financial resources to hire and retain qualified technical personnel. If the Company is not able to secure the services of employees with the level of technical expertise it requires, the development of new products would likely be delayed and would result in a decrease in the quality of new software products and enhancements to its existing software products. A delay in the development, or failure to maintain the quality of new software products by the Company would likely have an adverse effect on the financial position and results of operations of the Company.

DEPENDENCE ON MICROSOFT OPERATING SYSTEM;OBSOLESCENCE AND TECHNOLOGICAL CHANGES. The Company is a specialty software developer, an industry characterized by rapid technological change. Its software is designed to work with specific operating systems developed by Microsoft Corporation. If substantial changes are made to those operating systems or if new operating systems are adopted, the Company's software may not function properly, necessitating that the Company invest additional resources to adapt its software to those changes. Also, other operating systems may be introduced on which the Company's software may not function, which may also cause additional resources to be expended which would otherwise be devoted to improving the Company's software or developing new software.

To remain competitive, the Company must continue to make substantial expenditures for product development. Although the Company plans to continue to enhance its existing products and to develop new products, the Company's competitors may develop products with superior capabilities and/or market their products more effectively at lower prices, by "bundling" of software with other software or through other methods. The Company believes its existing software products are widely accepted in its segment of the marketplace. However, a delay in the release of new products or modifications to existing products, or a delay in the acceptance by the marketplace of any new products or modifications to existing products, could similarly delay the recognition of revenue, or have an adverse effect on the Company's revenue and earnings.

SUBSTANTIAL DEPENDENCE ON SINGLE INDUSTRY. Because the Company sells a large majority of its software products and services to the construction industry, adverse economic conditions in that industry could have a material adverse effect on the Company's revenue and earnings. The construction industry is particularly sensitive to a significant increase in interest rates, which in the past has resulted in substantial financial distress across the industry. In addition, a downturn in general economic conditions in the United States could adversely affect the construction industry.

PRODUCT PROTECTION. The Company regards its software as proprietary and attempts to protect it by relying upon copyrights, trade secrets, internal nondisclosure agreements and transferability restriction incorporated into its software license agreements. The Company believes the risk of unauthorized transfers of the Company's proprietary information is reduced because program source listings are not released to third parties. Despite these restrictions, it may be possible for competitors or users to copy aspects of the Company's products or to obtain information which the Company regards as proprietary. The Company's competitive position could be adversely affected by unauthorized use of its proprietary information. Third parties may also assert infringement or other claims against the Company with respect to any existing or future products. Litigation to protect the Company's proprietary information or to determine the validity of any third-party claims could result in significant expense to the Company and, whether or not such litigation is determined in favor of the Company, divert the efforts of the Company's technical and management personnel from further development and support of the Company's software products.

PART II. Other Information

Item 6. Exhibits and Reports on Form 8-K

           (a) Exhibits

              (27) Financial Data Schedule

           (b) Reports on Form 8-K

               No Form 8-K was filed during the three months ended
               March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               TIMBERLINE SOFTWARE CORPORATION
                               ...............................

                                       (Registrant)


Date May 14, 1999              /s/ Carl C. Asai
                               -----------------------------
                               Carl C. Asai, Vice President,
                               Finance (Chief Financial Officer)

                                    FORM 10-Q

                                  Exhibit Index

Exhibit                                                       Page
-------                                                      ------

(27)  Financial Data Schedule                                  20