Form 10-Q
period 1999-06-30
TIMBERLINE SOFTWARE CORPORATION
filed 1999-08-12
CIK 314436

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1999


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

At August 11, 1999, 9,561,040 shares of common stock of the registrant were outstanding.

TIMBERLINE SOFTWARE CORPORATION
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
TABLE OF CONTENTS
-------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
           Condensed balance sheets, June 30, 1999 and
             December 31, 1998 (Unaudited)............................. 3
           Condensed statements of operations for the three
             months ended June 30, 1999 and 1998 (Unaudited)........... 4
           Condensed statements of operations for the six
             months ended June 30, 1999 and 1998 (Unaudited)........... 5
           Condensed statements of cash flows for the three
             months ended June 30, 1999 and 1998 (Unaudited)........... 6
           Notes to condensed financial statements (Unaudited)......... 7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation........................... 11

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security
         Holders ..................................................... 20

Item 6.  Exhibits and Reports on Form 8-K............................. 20

SIGNATURES............................................................ 20

EXHIBIT INDEX......................................................... 21

PART I. Financial Information
Item 1. Financial Statements

TIMBERLINE SOFTWARE CORPORATION
CONDENSED BALANCE SHEETS
JUNE 30, 1999 AND DECEMBER 31, 1998 (Unaudited)
(Amounts in thousands)
----------------------------------------------------------------

                                      June 30,        December 31,
                                        1999              1998
                                     -----------      -----------
ASSETS
------
Current assets:
Cash and cash equivalents                $ 6,456          $10,193
Temporary investments                      6,944            3,767
Accounts receivable, less allowance
  for doubtful accounts
  (June 30, 1999, $182;
  December 31, 1998, $182)                 4,510            5,086
Inventories                                  235              272
Other current assets                       1,668            1,202
                                     -----------      -----------
Total current assets                      19,813           20,520
                                     -----------      -----------

Property and equipment                    23,947           23,452
  Less accumulated depreciation
  and amortization                         5,699            5,071
                                     -----------      -----------
  Property and equipment - net            18,248           18,381
                                     -----------      -----------

Capitalized software costs - net           2,224            1,304

Purchased software - net                   1,549            1,249

Other assets                                  80               95
                                     -----------      -----------
  Total                                  $41,914          $41,549
                                     ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
Accounts payable                         $   940          $   812
Deferred revenues                         12,237           10,352
Accrued employee expenses                  1,718            2,312
Income taxes payable                         237              373
Other current liabilities                  1,316            1,171
                                     -----------      -----------
Total current liabilities                 16,448           15,020
                                     -----------      -----------

Long-term debt                                 -            5,417
Accrued rent expense                          30               29
Deferred income taxes                        956            1,047

Shareholders' equity:
Common stock, without par value
  authorized, 20,000 shares;
  issued - June 30, 1999, 9,511
  shares; December 31, 1998,
  9,420 shares                               380              377
Additional paid in capital                 4,468            3,721
Accumulated other comprehensive
  income (loss)                              (24)              10
Retained earnings                         19,656           15,928
                                     -----------      -----------
Total shareholders' equity                24,480           20,036
                                     -----------      -----------
  Total                                  $41,914          $41,549
                                     ===========      ===========
See notes to condensed financial statements.

TIMBERLINE SOFTWARE CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998 (Unaudited)
(Amounts in thousands, except per share data)
----------------------------------------------------------------

                                       1999               1998
                                    ----------         ----------
Net revenue:
  Computer software                    $ 7,226            $ 5,624
  Service fees                           5,786              4,483
  Other                                    259                353
                                    ----------         ----------
  Net revenue                           13,271             10,460
                                    ----------         ----------

Cost and expenses:

  Cost of revenue                        1,311                972

  Customer support                       2,507              2,088

  Product development                    2,546              2,193

  Sales and marketing                    2,019              1,598

  General and administrative             1,332              1,227
                                    ----------         ----------

  Total cost and expenses                9,715              8,078
                                    ----------         ----------

Operating income                         3,556              2,382

Other income                               142                196
                                    ----------         ----------

Income before income taxes               3,698              2,578

Provision for income taxes               1,443                955
                                    ----------         ----------

Net income                             $ 2,255            $ 1,623
                                    ==========         ==========

Earnings per share:
  Basic                                $  0.24            $  0.17
  Diluted                                 0.23               0.17



See notes to condensed financial statements.


TIMBERLINE SOFTWARE CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (Unaudited)
(Amounts in thousands, except per share data)
----------------------------------------------------------------

                                       1999               1998
                                    ----------         ----------
Net revenue:
  Computer software                    $14,698            $10,678
  Service fees                          11,286              8,612
  Other                                    628                553
                                    ----------         ----------
  Net revenue                           26,612             19,843
                                    ----------         ----------

Cost and expenses:

  Cost of revenue                        2,439              1,838

  Customer support                       4,959              4,018

  Product development                    5,010              4,234

  Sales and marketing                    4,425              3,168

  General and administrative             2,659              2,494
                                    ----------         ----------

  Total cost and expenses               19,492             15,752
                                    ----------         ----------

Operating income                         7,120              4,091

Other income                               233                327
                                    ----------         ----------

Income before income taxes               7,353              4,418

Provision for income taxes               2,868              1,636
                                    ----------         ----------

Net income                             $ 4,485            $ 2,782
                                    ==========         ==========

Earnings per share:
  Basic                                $  0.47            $  0.30
  Diluted                                 0.46               0.29



See notes to condensed financial statements.

TIMBERLINE SOFTWARE CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (Unaudited)
(Amounts in thousands)
----------------------------------------------------------------

                                                    1999           1998
                                                 ----------     ----------
Net cash provided by
  operating activities                              $ 7,385        $ 4,469
                                                 ----------     ----------

Cash flows from investing activities:
Payments for property,
  equipment and purchased software                   (1,197)        (5,628)
Capitalized software costs                           (1,210)          (153)
Proceeds from investments                             2,967          2,635
Purchase of investments                              (6,178)        (4,339)
Other                                                     3             (2)
                                                 ----------     ----------

Net cash used in investing activities                (5,615)        (7,487)
                                                 ----------     ----------

Cash flows from financing activities:
Long-term debt proceeds                                   -          1,389
Long-term debt payments                              (5,500)             -
Proceeds from issuance of
  common stock                                          750            574
Dividends paid                                         (757)          (561)
                                                 ----------     ----------

Net cash provided by (used in)
  financing activities                               (5,507)         1,402
                                                 ----------     ----------

Net decrease in cash and cash
  equivalents                                        (3,737)        (1,616)
Cash and cash equivalents,
  beginning of the period                            10,193          5,050
                                                 ----------     ----------

Cash and cash equivalents,
  end of period                                     $ 6,456        $ 3,434
                                                 ==========     ==========

Supplemental information:
Cash paid during the period for
  income taxes                                      $ 2,651        $ 1,435
                                                 ==========     ==========

Non-cash investing and financing activity:
Property and equipment purchases to be
  financed through construction loan                $     -        $ 1,526
                                                 ==========     ==========

See notes to condensed financial statements.

TIMBERLINE SOFTWARE CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
(Amounts in thousands)

1.       Condensed financial statements

         Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from these condensed financial statements. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1998. The balance sheet at December 31, 1998 has been condensed from the audited balance sheet as of that date. The results of operations for the three and six month periods ended June 30, 1999 and 1998 are not necessarily indicative of the operating results for the full year.

         In the opinion of management, all adjustments, consisting of normal recurring adjustments, have been made to present fairly the Company's financial position at June 30, 1999 and the results of its operations and its cash flows for the three and six month periods ended June 30, 1999 and 1998.

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

         During the first quarter of 1999, the Company repaid these borrowings. Based on the Company's current cash balances, its cash projections for 1999 and current mortgage interest rates, the Company reconsidered the need for long-term mortgage financing. After further discussion with its Board of Directors in May 1999, management of the Company decided that long-term mortgage financing was not required at this time.

TIMBERLINE SOFTWARE CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)(Continued)
(Amounts in thousands)

3.       Earnings per share

         There were no adjustments to net income in computing diluted earnings per share for the three and six month periods ended June 30, 1999 and 1998. A reconciliation of the common shares used in the denominator for computing basic and diluted earnings per share for the three and six month periods ended June 30, 1999 and 1998 is as follows:

                                                          Three Months Ended
                                                               June 30,
                                                            1999       1998
                                                          -------    -------
         Weighted-average shares outstanding,
           used in computing basic earnings
           per share                                        9,484      9,370

         Effect of dilutive stock options                     349        346
                                                          -------    -------
         Weighted-average shares outstanding,
           used in computing diluted earnings
           per share                                        9,833      9,716
                                                          =======    =======

                                                           Six Months Ended
                                                               June 30,
                                                            1999       1998
                                                          -------    -------
         Weighted-average shares outstanding,
           used in computing basic earnings
           per share                                        9,464      9,350

         Effect of dilutive stock options                     327        339
                                                          -------    -------
         Weighted-average shares outstanding,
           used in computing diluted earnings
           per share                                        9,791      9,689
                                                          =======    =======
4.       Comprehensive income

         In September 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which established standards for reporting comprehensive income and its components. The Company adopted this standard on January 1, 1998. Statements of comprehensive income for the three and six month periods ended June 30, 1999 and 1998 are not presented because the difference between net income and comprehensive income is not material. The only difference between the Company's net income and comprehensive income relates to the change in the unrealized net gain (loss) on temporary

TIMBERLINE SOFTWARE CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)(Continued)
Amounts in thousands)


         investments. For the three months ended June 30, 1999 and 1998, net income would have been reduced by $28 and $2, respectively, to arrive at comprehensive income of $2,227 and $1,621, respectively, due to the change in the unrealized net gain (loss) on temporary investments. The change in this item also resulted in a $34 and $6 reduction in net income to arrive at comprehensive income of $4,451 and $2,776 for the six months ended June 30, 1999 and 1998, respectively.

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

         The Company's operations are divided into two operating segments: software products and software services. The Company evaluates its performance in each segment based on its operating contribution, which includes revenue, cost and expenses that can be specifically identified within each segment. Product development and general and administrative expenses are not allocated to the segments for determining its operating contribution because such an allocation would be based on subjective factors. Information about each operating segment and a reconciliation of operating contribution to operating income for the three and six month periods ended June 30, 1999 and 1998 is as follows:

                                                          Three Months Ended
                                                               June 30,
                                                            1999       1998
                                                          -------    -------

         Net revenue:
           Software products                              $ 7,226    $ 5,624
           Services                                         5,786      4,483
           Other                                              259        353
                                                          -------    -------
           Net revenue                                    $13,271    $10,460
                                                          =======    =======

TIMBERLINE SOFTWARE CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)(Continued)
(Amounts in thousands)

                                                          Three Months Ended
                                                               June 30,
                                                           1999       1998
                                                          -------    -------
         Operating Contribution:
           Software products                              $ 4,851    $ 3,838
           Services                                         2,361      1,673
           Other revenue, net of cost                         222        291
           Product development expenses                    (2,546)    (2,193)
           General and administrative expenses             (1,332)    (1,227)
                                                          -------    -------
           Operating income                               $ 3,556    $ 2,382
                                                          =======    =======


                                                            Six Months Ended
                                                               June 30,
                                                            1999       1998
                                                          -------    -------
         Net revenue:
           Software products                              $14,698    $10,678
           Services                                        11,286      8,612
           Other                                              628        553
                                                          -------    -------
           Net revenue                                    $26,612    $19,843
                                                          =======    =======


                                                            Six Months Ended
                                                               June 30,
                                                            1999       1998
                                                          -------    -------
         Operating Contribution:
           Software products                              $ 9,726    $ 7,103
           Services                                         4,513      3,258
           Other revenue, net of                              550        458
           Product development expenses                    (5,010)    (4,234)
           General and administrative expenses             (2,659)    (2,494)
                                                          -------    -------
           Operating income                               $ 7,120    $ 4,091
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

Results of Operations
---------------------

NET REVENUE. Net revenue increased 27 percent to $13,271 for the three months ended June 30, 1999 compared to $10,460 for the comparable period in 1998. Both major components of net revenue, computer software sales and service fees, increased in 1999. Computer software sales increased 28 percent to $7,226 in the 1999 period from $5,624 in the 1998 period. Software sales increased in all product lines. The Company's Gold Collection(R) for Construction Accounting, the Company's Windows-based accounting software, continued to sell well, increasing 30 percent in the three months ended June 30, 1999 over the same period last year. The Company believes this increase is primarily due to the continuing strength of the construction industry and the Company's increasing market dominance, which enhances the Company's penetration into its market and provides access to more prospective users. The need of many companies to upgrade or replace existing computer software which is not Year 2000 compliant is also a factor contributing to the increase in construction accounting software sales, but is not believed to be as significant as the other two factors mentioned above. Estimating software sales during the three months ended June 30, 1999 increased 12 percent over the same period last year. The largest percentage increase in software sales this quarter came in the Company's Property Management product line. Property Management software sales increased 76 percent, reflecting increasing acceptance of this software in the market and sales from SamTrak for Timberline, a new maintenance management software module added to this product line in March 1999. Total computer software sales represented 54 percent of net revenue in the three months ended June 30, 1999 and 1998. The Company believes that computer software sales, as a percentage of net revenue, will likely continue approximately at its present level for the remainder of 1999.

Service fees from maintenance, support, consulting and training, which represented 44 percent and 43 percent of net revenue for the three months ended June 30, 1999 and 1998, respectively, increased 29 percent to $5,786 in the 1999 period from $4,483 for the comparable period in 1998. The increase was principally due to the continuing increase in the Company's user base through new product sales and the Company's revised maintenance and support service plan pricing structure, which was instituted a year ago. Maintenance and support fees, which comprise about three-fourths of total service fees for the three months ended June 30, 1999, increased 36 percent over the same period in 1998. Consulting and training fees increased nine percent over the 1998 period due primarily to increased consulting revenue and training material sales. The Company anticipates that service fees will continue to represent a significant, but not necessarily an increasing, percentage of net revenue.

For the six months ended June 30, 1999, net revenue increased 34 percent to $26,612 from $19,843 for the comparable period in 1998. Computer software sales increased 38 percent to $14,698 for the first six months of 1999, from $10,678 for the same period in 1998. Software sales increased in all product lines, but primarily from the sales of Gold Collection for Construction Accounting, which increased 31 percent for the first six months of 1999 compared to the same period in 1998. The Company believes this increase is primarily due to the continuing strength of the construction industry, the Company's increasing market dominance and, to a lesser extent, the need by many companies to upgrade or replace their existing computer software which is not year 2000 compliant. A portion of the increased sales for this period was also due to the availability of the Company's Billing module, which was released in May 1998, for all of the 1999 period. Estimating software sales increased 48 percent compared to the same period in 1998. This was due primarily to the largest single software sale in the Company's history during the first quarter of 1999. Property management software sales increased 61 percent in 1999 over the comparable period in 1998 primarily due to increasing acceptance of this software in the market and, to a lesser extent, the introduction of SamTrak for Timberline, a maintenance management software module added to this product line in 1999. Software sales represented 55 percent of net revenue for the six months ended June 30, 1999 compared to 54 percent for the same period in 1998.

Service fees, which represented 42 percent and 43 percent of net revenue for the six months ended June 30, 1999 and 1998, respectively, increased 31 percent to $11,286 for the 1999 period compared to $8,612 for the comparable period in 1998. The increase was principally attributable to a 31 percent increase in maintenance and support fees due to an increase in the Company's user base through new product sales and the Company's revised maintenance and support service plan pricing structure, which was instituted during the first quarter of 1998. Consulting and training revenue also increased 31 percent, primarily due to increased consulting revenue from new users and an increase in training material sales.

COST OF REVENUE. Cost of revenue, as a percentage of net revenue, was 10 percent for the three months ended June 30, 1999 compared to nine percent for the comparable period in 1998. The increase in this percentage was primarily due to an increase in royalties and consulting costs. For the six months ended June 30, 1999 and 1998, cost of revenue, as a percentage of net revenue, remained constant at nine percent. The Company believes that cost of revenue, as a percentage of net revenue, will remain at approximately nine percent throughout the remainder of 1999.

OPERATING EXPENSES. Operating expenses increased 18 percent to $8,404 for the three months ended June 30, 1999 from $7,106 for the comparable period in 1998. For the six months ended June 30, 1999, these expenses increased 23 percent to $17,053 from $13,914 for the comparable period in 1998.

Customer support expenses increased 20 percent to $2,507 for the three months ended June 30, 1999 from $2,088 for the same period in 1998. For the six months ended June 30, 1999, these expenses increased 23 percent to $4,959 from $4,018 for the comparable period in 1998. The increase was primarily due to additional personnel hired during the latter part of 1998 to handle the increased demands for support and consulting services as a result of the continuing increase in Accounting software sales. In 1999, the Company reorganized and changed the way it operates in the support area. This has allowed the Company to handle a significant increase in call volume with fewer support staff than the Company had at the end of 1998 while providing a higher level of service to our users. This, in turn, has freed up customer support staff to generate additional consulting services revenue from our users.

Product development expenses increased 16 percent to $2,546 for the three months ended June 30, 1999 from $2,193 for the comparable period in 1998. For the six months ended June 30, 1999, these expenses increased 18 percent to $5,010 from

$4,234 for the comparable period in 1998. The increase was primarily due to increased personnel hirings to keep the Company's development schedule on track for enhancements to the software as well as research and development on new software products. The Company continues to devote more resources to quality assurance so the Company's software is more thoroughly tested and bug-free prior to its release to users. The Company believes that a greater emphasis on quality assurance may have the effect of reducing the number of calls to the Company's customer support staff, which in turn can allow faster service to its customers and more efficient and productive use of its customer support personnel. The Company expects overall product development expenses to remain above its 1998 level throughout 1999.

Sales and marketing expenses increased 26 percent to $2,019 for the three months ended June 30, 1999 from $1,598 for the same period in 1998, but as a percentage of net revenue, remained constant at 15 percent. The increase was primarily due to an increase in sales commissions, trade show costs and international marketing activities. For the six months ended June 30, 1999, these expenses increased 40 percent to $4,425 from $3,168 for the comparable period in 1998. As a percentage of net revenue, these expenses increased to 17 percent for the six months ended June 30, 1999 from 16 percent for the same period in 1998. The increased expense was primarily due to increased sales commissions, advertising and trade show costs, and to a lesser extent, international marketing expenses. The increase in sales commissions was primarily due to the large estimating software sale in the first quarter of 1999 that was discussed above.

General and administrative expenses increased nine percent to $1,332 for the three months ended June 30, 1999 from $1,227 for the comparable period in 1998, but as a percentage of net revenue, declined to 10 percent from 12 percent. The increase in expenses was primarily due to higher insurance and outside service costs. For the six months ended June 30, 1999, general and administrative expenses increased seven percent to $2,659 from $2,494 for the comparable period in 1998. As a percentage of net revenue, general and administrative expenses decreased to 10 percent for the six months ended June 30, 1999 from 13 percent for the same period in 1998.

PROVISION FOR INCOME TAXES. The Company's effective tax rate was 39 percent for the three and six month periods ended June 30, 1999 compared to 37 percent for the same periods in 1998. The provision for income taxes is based on the Company's estimate of the effective tax rate for each of the respective years.

Capital Resources and Liquidity
-------------------------------

The Company generally meets its liquidity needs through cash generated from operations. During the six months ended June 30, 1999, net cash provided by operations was $7,385 compared to $4,469 for the same period in 1998. This increase was primarily due to an increase in the profitability of the Company's operations for the first six months of 1999 compared to the same period in 1998. Working capital decreased to $3,365 at June 30, 1999 from $5,500 at December 31, 1998. This decrease was primarily due to the increase in deferred revenues, as further discussed below. Cash and cash equivalents and temporary investment were $13,400 at June 30, 1999, a slight decrease of $560 compared to December 31, 1998. Net accounts receivable at June 30, 1999 were $4,510, a decrease of $576 compared to December 31, 1998. The decrease was primarily due to a seasonal decline in revenue in June 1999 compared to December 1998. DSO (Days Sales Outstanding) at June 30, 1999 decreased slightly to 31, compared to 34 at December 31, 1998. Net capitalized software costs increased $920 since
December 31, 1998 primarily due to payments owed under an agreement with another software company to integrate its SQL database engine with the Company's software.

Deferred revenues at June 30, 1999 increased $1,885 since
December 31, 1998 primarily due to an increase in the billings for annual maintenance and support services. Revenue from annual maintenance and support service billings are recognized monthly over the terms of the contracts. Accrued employee expenses decreased $594 since December 31, 1998 primarily due to payments for profit sharing expense accrued in 1998 and the Company's 1998 contribution to its 401(k) plan.

During the first six months of 1999, the Company declared two regular cash dividends totaling $.08 per share, aggregating $757. The Company plans to continue to pay quarterly cash dividends.

Risks and Uncertainties
-----------------------
From time to time, the Company may make forward-looking statements as such term is defined in the Federal securities laws. The following risks and uncertainties, among others, should be considered in evaluating the Company's forward-looking statements. Factors that may cause actual results to differ materially from those contained in such forward-looking statements are as follows:

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

The Company has been aware of this problem for many years and has been addressing it, both for its software that is being developed for sale to users and for applications affecting internal operations that potentially may not be year 2000 compliant. On software developed for sale to users, the Company believes that its complete suite of current Windows-based products is already year 2000 compliant, and modifications to its older DOS-based products which are still maintained by the Company, to make them year 2000 compliant are complete. The Company has released the modified software to all of its DOS-based product users who are on a software maintenance contract with the Company. The Company has already notified known users of its discontinued software products that the Company will not continue support of such products. Because the Company has been aware of the year 2000 issue for a number of years, it has been developing and testing software with year 2000 compliance in mind and has not budgeted separately to address it.

As of June 30, 1999, the Company has completed its assessment of its internal technical applications to ascertain whether they are year 2000 compliant. The Company has identified components of its internal information and telecommunication systems that are not year 2000 compliant and has upgraded some of those components and tested those changes to ensure they are year 2000 compliant. Other components of those systems that need to be upgraded are scheduled for completion before the end of 1999. The Company continually upgrades and expands its internal information and telecommunication systems, and does not budget specifically for year 2000 compliant costs required for upgrading and testing those systems. However, the Company estimates that costs specifically related to upgrading and testing the information and telecommunication systems for year 2000 compliance will be approximately $80 in 1999. The assessment and projections for having those systems year 2000 compliant were conducted by the Company's information technology and telecommunication staff based on their expertise in those areas and discussions with representatives of vendors who support those systems.

The Company has also completed its assessment of non-technical applications to identify areas that are not year 2000 compliant. No significant applications critical to the operations of the Company were identified in this area that were not year 2000 compliant. The Company did not assess or test all minor non-technical applications for being year 2000 compliant, but believes that none of these applications pose any significant adverse risk to the Company's operations.

Additionally, the Company is nearing completion of its assessment for year 2000 compliance of its significant third parties upon whom it relies for various aspects of its business . These third parties are primarily vendors (banks, telephone companies, fulfillment and freight companies, and suppliers of components for the Company's software products) whose inability to be year 2000 compliant could delay or cancel customer orders for the Company's products and services, delay receipt of payments by customers for products shipped and services rendered, and disrupt other aspects of the Company's operations. Any one of these potential events could adversely and materially affect the Company's financial condition and results of operations.

The Company has made inquiries with its significant third party vendors, suppliers and service providers with respect to their year 2000 compliance programs and, more importantly, those specific parts of their program that directly affect the Company's operations. The general response that the Company has received from these parties has indicated that they are in the process of assessing and testing their operations for year 2000 compliance and are expected to complete their testing during 1999. No parties that have responded to our inquiries have indicated that they will not be year 2000 compliant by the end of 1999. The Company anticipates that it will continue to solicit information for these third parties and monitor the progress of their year 2000 compliance programs through 1999.

The Company has not developed a contingency plan in the event the Company or any of its third parties fail to become year 2000 compliant in a timely manner and does not have any timetable to develop such a plan. Such a plan may be developed later this year if the Company does not receive adequate assurances from third party vendors, suppliers and service providers that they will be year 2000 compliant before the end of 1999 or if the Company subsequently discovers areas within the Company that are not year 2000 compliant. However, based on the information the Company has received to date, it does not believe this to be a likely scenario. The Company believes that a reasonable worst-case scenario for not being year 2000 compliant would be that the Company's software products sold to users do not address all aspects or conditions related to the year 2000 compliance issue, and/or that the Company's vendors are not able to supply components related to its software products. If such a scenario occurs, the Company will have to redirect some of its product development staff to work on the software to make it year 2000 compliant for events it did not originally consider in the development of the software or find alternative suppliers for its software components. The Company's users may also seek to hold the Company liable for damages if the software does not function properly and the Company may be liable to users to which it has represented that its software is year 2000 compliant. Additionally, there could be delays in delivering software to customers as the Company finds new suppliers or methods of delivery.

Based on the assessment the Company has made to date on the year 2000 compliant issue, the Company does not believe that this issue will have a material adverse effect on the Company's financial condition, results of operations and cash flows. However, that assessment is based on knowledge that is currently known to the Company and assumes that the responses it has received to date from third parties are representative of all significant third parties with which the Company transacts business. Many factors outside the control of the Company could cause the Company's current assessment on the year 2000 compliance issue to change significantly. For example, unfavorable rulings on current and future litigation related to this issue could adversely affect the Company's legal defenses if the Company were to be named in such litigation and, as a result, could have a material adverse effect on the Company's financial condition, results of operations and cash flows. The Company will continue to update its assessment of its year 2000 readiness as it receives updated information from its year 2000 program and as it monitors legal rulings concerning the year 2000 compliance issue.

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

The Company must also compete with other larger, well-known software developers for the hiring and retention of highly qualified technical personnel. As a result, the Company may have to expend additional financial resources to hire and retain qualified technical personnel. If the Company is not able to secure the services of employees with the level of technical expertise it requires, the development of new products would likely be delayed and would result in a decrease in the quality of new software products and enhancements to its existing software products. A delay in the development, or failure to maintain the quality of new software products by the Company would likely have a material adverse effect on the financial position, results of operations and cash flows of the Company.

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

To remain competitive, the Company must continue to make substantial expenditures for product development. Although the Company plans to continue to enhance its existing products and to develop new products, the Company's competitors may develop products with superior capabilities and/or market their products more effectively at lower prices, by "bundling" their software with other software or through other methods. The Company believes its existing software products are widely accepted in its segment of the marketplace. However, a delay in the release of new products or modifications to existing products, or a delay in the acceptance by the marketplace of any new products or modifications to existing products, could similarly delay the recognition of revenue, or have an adverse effect on the Company's revenue and earnings.

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

PART II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on April 27, 1999. Shareholders took the following actions at the meeting:

     1. The shareholders voted to elect all of management's nominees to the Company's Board of Directors. The following table sets forth information regarding votes cast with respect each nominee:

                                     Votes         Votes         Shares
                                      For         Withheld      Not Voted
                                   ---------      --------      ---------
        Curtis L. Peltz            8,491,884       24,239        939,146
        Thomas P. Cox              8,491,652       24,471        939,146
        James A. Meyer             8,492,093       24,030        939,146
        Donald L. Tisdel           8,497,839       18,284        939,146

     2. The shareholders voted to ratify management's selection of auditors for 1999 by the affirmative vote of 8,437,166 shares with 69,387 shares voting against the proposal, 9,570 shares abstaining, and 939,146 shares not voted.



Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

         (27) Financial Data Schedule

     (b) Reports on Form 8-K

         No Form 8-K was filed during the three months ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               TIMBERLINE SOFTWARE CORPORATION
                               ...............................

                                       (Registrant)


Date August 11, 1999           /s/ Carl C. Asai
                               -----------------------------
                               Carl C. Asai, Vice President,
                               Finance (Chief Financial Officer)

                                    FORM 10-Q

                                  Exhibit Index

Exhibit                                                       Page
-------                                                      ------

(27)  Financial Data Schedule                                  22