Form 10-Q
period 1999-09-30
TIMBERLINE SOFTWARE CORPORATION
filed 1999-11-12
CIK 314436

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

At November 12, 1999, approximately 12,794,000 shares of common stock of the registrant were outstanding, after giving effect to the four-for-three stock split declared by the Board of Directors to shareholders of record on October 29, 1999 and payable on November 19, 1999. All common share and per share amounts reported herein have been adjusted to reflect this distribution.

                       TIMBERLINE SOFTWARE CORPORATION
         FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                              TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

     Condensed  balance  sheets,   September  30,  1999  and
          December 31, 1998  ...............................     3

     Condensed statements of operations for the three months
          ended September 30, 1999 and 1998 ................     4

     Condensed  statements of operations for the nine months
          ended September 30, 1999 and 1998 ................     5

     Condensed  statements of cash flows for the nine months
          ended September 30, 1999 and 1998.................     6

     Notes to condensed financial statements ...............     7

Item 2.  Management's  Discussion  and Analysis of Financial
         Condition and Results of Operations ...............    11

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ..................    20

SIGNATURES .................................................    20

EXHIBIT INDEX ..............................................    21

               PART I. Financial Information

Item 1. Financial Statements

                       TIMBERLINE SOFTWARE CORPORATION
                           CONDENSED BALANCE SHEETS
             SEPTEMBER 30, 1999 (Unaudited) AND DECEMBER 31, 1998

(Amounts in thousands)

                                    September 30,     December 31,
                                        1999              1998
                                     -----------      -----------
ASSETS
------
Current assets:
Cash and cash equivalents                $ 7,396          $10,193
Temporary investments                      9,720            3,767
Accounts receivable, less allowance
  for doubtful accounts
  (September 30, 1999, $143;
  December 31, 1998, $182)                 5,227            5,086
Inventories                                  253              272
Other current assets                       1,276            1,202
                                     -----------      -----------
Total current assets                      23,872           20,520
                                     -----------      -----------

Property and equipment                    24,265           23,452
  Less accumulated depreciation
  and amortization                         6,005            5,071
                                     -----------      -----------
  Property and equipment - net            18,260           18,381
                                     -----------      -----------

Capitalized software costs - net           2,235            1,304

Purchased software - net                   2,012            1,249

Other assets                                  82               95
                                     -----------      -----------
  Total                                  $46,461          $41,549
                                     ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
Accounts payable                         $ 1,054          $   812
Deferred revenues                         13,069           10,352
Accrued employee expenses                  2,194            2,312
Income taxes payable                         993              373
Other current liabilities                    885            1,171
                                     -----------      -----------
Total current liabilities                 18,195           15,020
                                     -----------      -----------

Long-term debt                               -              5,417
Accrued rent expense                          30               29
Deferred income taxes                      1,036            1,047

Shareholders' equity:
Common stock, without par value
  authorized, 20,000 shares;
  issued - September 30, 1999, 12,779
  shares; December 31, 1998,
  12,560 shares                              384              377
Additional paid in capital                 5,110            3,721
Accumulated other comprehensive
 income (loss)                               (33)              10
Retained earnings                         21,739           15,928
                                     -----------      -----------
Total shareholders' equity                27,200           20,036
                                     -----------      -----------
  Total                                  $46,461          $41,549
                                     ===========      ===========

See notes to condensed financial statements.


                       TIMBERLINE SOFTWARE CORPORATION
                      CONDENSED STATEMENTS OF OPERATIONS
      FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (Unaudited)

(Amounts in thousands, except per share data)

                                       1999               1998
                                    ----------         ----------
Net revenue:
  Computer software                    $ 6,749            $ 6,360
  Service fees                           6,204              4,464
  Other                                    397                254
                                    ----------         ----------
  Net revenue                           13,350             11,078
                                    ----------         ----------

Cost and expenses:
  Cost of revenue                        1,144                964
  Customer support                       2,573              2,177
  Product development                    2,671              2,366
  Sales and marketing                    1,857              1,755
  General and administrative             1,273              1,185
                                    ----------         ----------
  Total cost and expenses                9,518              8,447
                                    ----------         ----------

Operating income                         3,832              2,631
Other income                               210                109
                                    ----------         ----------
Income before income taxes               4,042              2,740

Provision for income taxes               1,577              1,014
                                    ----------         ----------
Net income                             $ 2,465            $ 1,726
                                    ==========         ==========

Earnings per share:
  Basic                                $  0.19            $ 0.14
  Diluted                                 0.19              0.13


See notes to condensed financial statements.

                       TIMBERLINE SOFTWARE CORPORATION
                      CONDENSED STATEMENTS OF OPERATIONS
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (Unaudited)

(Amounts in thousands, except per share data)

                                       1999               1998
                                    ----------         ----------
Net revenue:
  Computer software                    $21,447            $17,038
  Service fees                          17,490             13,076
  Other                                  1,025                807
                                    ----------         ----------
  Net revenue                           39,962             30,921
                                    ----------         ----------

Cost and expenses:
  Cost of revenue                        3,583              2,802
  Customer support                       7,532              6,195
  Product development                    7,681              6,600
  Sales and marketing                    6,282              4,923
  General and administrative             3,932              3,679
                                    ----------         ----------
  Total cost and expenses               29,010             24,199
                                    ----------         ----------

Operating income                        10,952              6,722
Other income                               443                436
                                    ----------         ----------
Income before income taxes              11,395              7,158
Provision for income taxes               4,445              2,650
                                    ----------         ----------
Net income                             $ 6,950            $ 4,508
                                    ==========         ==========

Earnings per share:
  Basic                                $  0.55            $  0.36
  Diluted                                 0.53               0.35


See notes to condensed financial statements.

                       TIMBERLINE SOFTWARE CORPORATION
                      CONDENSED STATEMENTS OF CASH FLOWS
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (Unaudited)


(Amounts in thousands)

                                          1999           1998
                                       ----------     ----------
Net cash provided by
  operating activities                    $11,938        $ 7,299
                                       ----------     ----------

Cash flows from investing
  activities:
Payments for property,
  equipment and purchased software         (2,131)        (9,800)
Capitalized software costs                 (1,367)          (174)
Proceeds from investments                   2,166          5,640
Purchase of investments                    (8,161)        (5,569)
Other                                           2             17
                                       ----------     ----------
Net cash used in investing activities      (9,491)        (9,886)
                                       ----------     ----------

Cash flows from financing
  activities:
Construction loan proceeds                                 4,400
Long-term debt payments                    (5,500)
Proceeds from issuance of
  common stock                              1,395            669
Dividends paid                             (1,139)          (843)
                                       ----------     ----------
Net cash provided by (used in)
  financing activities                     (5,244)         4,226
                                       ----------     ----------

Net increase (decrease) in cash
  and cash equivalents                     (2,797)         1,639
Cash and cash equivalents,
  beginning of the period                  10,193          5,050
                                       ----------     ----------
Cash and cash equivalents,
  end of period                           $ 7,396        $ 6,689
                                       ==========     ==========

Supplemental information:
Cash paid during the period for
  income taxes                            $ 2,999        $ 2,302
                                       ==========     ==========

Non-cash investing and financing
  activity:
Property and equipment purchases to be
  financed through construction loan      $   -          $ 1,223
                                       ==========     ==========

See notes to condensed financial statements.


                       TIMBERLINE SOFTWARE CORPORATION
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                     FOR THE THREE AND NINE MONTH PERIODS
                      ENDED SEPTEMBER 30, 1999 AND 1998
                                 (Unaudited)

(Amounts in thousands)

1.   Condensed financial statements

     Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from these condensed financial statements. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1998. The balance sheet at December 31, 1998 has been condensed from the audited balance sheet as of that date. The results of operations for the three and nine month periods ended September 30, 1999 and 1998 are not necessarily indicative of the operating results for the full year.

     In the opinion of management, all adjustments, consisting of normal recurring adjustments, have been made to present fairly the Company's financial position at September 30, 1999 and the results of its operations and its cash flows for the three and nine month periods ended September 30, 1999 and 1998.

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

3.   Earnings per share

     A reconciliation of the common shares used in the denominator for computing basic and diluted earnings per share for the three and nine month periods ended September 30, 1999 and 1998 is as follows:

                                               Three Months Ended
                                                  September 30,
                                               -------------------
                                                 1999       1998
                                               --------   --------
      Weighted-average shares outstanding,
        used in computing basic earnings
        per share                                12,736     12,532

      Effect of dilutive stock options              444        449
                                               --------   --------
      Weighted-average shares outstanding,
        used in computing diluted earnings
        per share                                13,180     12,981
                                               ========   ========


                                                Nine Months Ended
                                                  September 30,
                                               -------------------
                                                 1999       1998
                                               --------   --------
      Weighted-average shares outstanding,
        used in computing basic earnings
        per share                                12,658     12,489

      Effect of dilutive stock options              465        452
                                               --------   --------
      Weighted-average shares outstanding,
        used in computing diluted earnings
        per share                                13,123     12,941
                                               ========   ========

4.   Comprehensive income

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which established standards for reporting comprehensive income and its components. The Company adopted this standard on January 1, 1998. Statements of comprehensive income for the three and nine month periods ended September 30, 1999 and 1998 are not presented because the difference between net income and comprehensive income is not material. The only difference between the Company's net income and comprehensive income relates to the change in the unrealized net gain (loss) on temporary investments. For the three months ended September 30, 1999 and 1998, net income would have been reduced by $9 and increased by $7, respectively, to arrive at comprehensive income of $2,456 and $1,733, respectively, due to the change in the unrealized net gain (loss) on temporary investments. The change in this item also resulted in a $43 reduction and $2 increase in net income to arrive at comprehensive income of $6,907 and $4,510 for the nine months ended September 30, 1999 and 1998, respectively.

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

     The Company's operations are divided into two operating segments: software products and software services. The Company evaluates its performance in each segment based on its operating contribution, which includes revenue, cost and expenses that can be specifically identified within each segment. Product development and general and administrative expenses are not allocated to the segments for determining its operating contribution because such an allocation would be based on subjective factors. Information about each operating segment and a reconciliation of operating contribution to operating income for the three and nine month periods ended September 30, 1999 and 1998 is as follows:

                                               Three Months Ended
                                                  September 30,
                                               -------------------

                                                 1999       1998
                                               --------   --------
      Net revenue:
        Software products                       $ 6,749    $ 6,360
        Services                                  6,204      4,464
        Other                                       397        254
                                               --------   --------
        Net revenue                             $13,350    $11,078
                                               ========   ========

                                               Three Months Ended
                                                  September 30,
                                               -------------------
                                                 1999       1998
                                               --------   --------
      Operating Contribution:
        Software products                       $ 4,744    $ 4,382
        Services                                  2,733      1,604
        Other revenue, net of cost                  299        196
        Product development expenses             (2,671)    (2,366)
        General and administrative expenses      (1,273)    (1,185)
                                               --------   --------
        Operating income                        $ 3,832    $ 2,631
                                               --------   --------


                                                Nine Months Ended
                                                  September 30,
                                               -------------------
                                                 1999       1998
                                               --------   --------
      Net revenue:
        Software products                       $21,447    $17,038
        Services                                 17,490     13,076
        Other                                     1,025        807
                                               --------   --------
        Net revenue                             $39,962    $30,921
                                               ========   ========


                                                Nine Months Ended
                                                   September 30,
                                               -------------------
                                                 1999       1998
                                               --------   --------
      Operating Contribution:
        Software products                       $14,470    $11,485
        Services                                  7,246      4,862
        Other revenue, net of cost                  849        654
        Product development expenses             (7,681)    (6,600)
        General and administrative expenses      (3,932)    (3,679)
                                               --------   --------
        Operating income                        $10,952    $ 6,722
                                               ========   ========

6.   Subsequent event - stock split

     On October 14, 1999, the Company's Board of Directors approved a four-for-three stock split to shareholders of record on October 29, 1999 and payable on November 19, 1999. All common share and per share amounts have been retroactively adjusted to reflect this change.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Amounts in thousands, except percent amounts and per share data)

Forward-Looking Statements

From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, without limitation, press releases, oral statements made with the approval of an authorized executive officer of the Company and filings with the Securities and Exchange Commission, including this Report. The words or phrases "anticipates," "believes," "expects,"
"intends," "will continue," "estimates," "plans," "projects," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

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

Results of Operations
---------------------

NET REVENUE. Net revenue increased 21 percent to $13,350 for the three months ended September 30, 1999 compared to $11,078 for the comparable period in
1998. Both major components of net revenue, computer software sales and service fees, increased in 1999 as compared to the same three month period in 1998. Computer software sales increased six percent to $6,749 in the 1999 period from $6,360 in the 1998 period. The third quarter is the busiest time of year for most contractors and it was believed to be particularly busy for them this year due to the high level of activity in the industry and the necessity to deal with operational problems, such as labor and material shortages that have been recently reported. Consequently, many contractors had less time to consider software purchases, which is believed to have resulted in prospective users deferring their decision to purchase software this quarter. Software sales increased modestly in all product lines. The Company's Gold Collection(r) for Construction Accounting, its Windows-based accounting software, increased seven percent in the three months ended September 30, 1999 over the same period last year. Estimating software sales and Property Management software sales increased three percent and 11 percent, respectively, in the three months ended September 30, 1999 as compared to the same period in 1998. Total computer software sales represented 51 percent and 57 percent of net revenue in the three months ended September 30, 1999 and 1998, respectively

Service fees from maintenance, support, consulting and training, which represented 46 percent and 40 percent of net revenue for the three months ended September 30, 1999 and 1998, respectively, increased 39 percent to $6,204 in the 1999 period from $4,464 for the comparable period in 1998. Maintenance and support fees, which comprise about three-fourths of total service fees increased 43 percent over the comparable period in 1998. This increase was principally due to the continuing increase in the Company's user base through new product sales, the Company's revised maintenance and support service plan pricing structure, which was instituted over a year ago, and an increase in the percentage of users renewing their subscription plan. Consulting and training fees increased 25 percent over the 1998 period.

For the nine months ended September 30, 1999, net revenue increased 29 percent to $39,962 from $30,921 for the comparable period in 1998. Computer software sales increased 26 percent to $21,447 for the first nine months of 1999, from $17,038 for the same period in 1998. Software sales increased in all product lines. Sales of Gold Collection for Construction Accounting increased 22 percent for the first nine months of 1999 compared to the same period in 1998. The Company believes this increase is primarily due to the continuing strength in the construction industry, the Company's increasing market dominance and, to a lesser extent, the need by many companies to upgrade or replace their existing computer software which was not year 2000 compliant. Estimating software sales increased 32 percent compared to the same period in 1998. This was due primarily to the largest single software sale in the Company's history during the first quarter of 1999. Property Management software sales increased 38 percent in 1999 over the comparable period in 1998 primarily due to increasing acceptance of this software in the market and, to a lesser extent, the introduction of maintenance management software to this product line in 1999. Software sales represented 54 percent of net revenue for the nine months ended September 30, 1999 compared to 55 percent for the same period in 1998.

Service fees, which represented 44 percent and 42 percent of net revenue for the nine months ended September 30, 1999 and 1998, respectively, increased 34 percent to $17,490 for the 1999 period compared to $13,076 for the comparable period in 1998. The increase was principally attributable to a 35 percent increase in maintenance and support fees due to an increase in the Company's user base through new product sales and the Company's revised maintenance and support service plan pricing structure, which was instituted during the first quarter of 1998 and an increase in the percentage of users renewing their annual service plan. Consulting and training revenue increased 29 percent, primarily due to increased consulting revenue from new users and an increase in training material sales.

COST OF REVENUE. Cost of revenue, as a percentage of net revenue, was nine percent for the three and nine month periods ended September 30, 1999 and 1998.

OPERATING EXPENSES. Operating expenses increased 12 percent to $8,374 for the three months ended September 30, 1999 from $7,483 for the comparable period in 1998. For the nine months ended September 30, 1999, these expenses increased 19 percent to $25,427 from $21,397 for the comparable period in 1998.

Customer support expenses increased 18 percent to $2,573 for the three months ended September 30, 1999 from $2,177 for the same period in 1998. For the nine months ended September 30, 1999, these expenses increased 22 percent to $7,532 from $6,195 for the comparable period in 1998. The increase was primarily due to additional personnel hired to handle the increased demands for support and consulting services as a result of the continuing increase in Accounting software sales. In 1999, the Company reorganized and changed the way it operates in the support area. This has allowed the Company to handle a significant increase in call volume without a corresponding increase in support personnel, while providing a higher level of service to our users. This, in turn, has freed up customer support staff to generate additional consulting services revenue from its users.

Product development expenses increased 13 percent to $2,671 for the three months ended September 30, 1999 from $2,366 for the comparable period in 1998. For the nine months ended September 30, 1999, these expenses increased 16 percent to $7,681 from $6,600 for the comparable period in 1998. The increase was primarily due to increased personnel hirings to keep the Company's development schedule on track for enhancements to the software as well as research and development on new software products. The Company continues to devote significant resources to quality assurance so the Company's software is more thoroughly tested and bug-free prior to its release to users. The Company believes that a greater emphasis on quality assurance may have the effect of reducing the number of calls to the Company's customer support staff, which in turn can allow faster service to its customers and more efficient and productive use of its customer support personnel. The Company expects overall product development expenses to remain above its 1998 level throughout 1999.

Sales and marketing expenses increased six percent to $1,857 for the three months ended September 30, 1999 from $1,755 for the same period in 1998. As a percentage of net revenue, these expenses decreased to 14 percent for the three months ended September 30, 1999 from 16 percent for the same period in

1998. For the nine months ended September 30, 1999, these expenses increased 28 percent to $6,282 from $4,923 for the comparable period in 1998 but as a percentage of net revenue, remained constant at 16 percent. The increase in expenses for this period was primarily due to an increase in sales commissions, trade show costs and international marketing activities.

General and administrative expenses increased seven percent to $1,273 for the three months ended September 30, 1999 from $1,185 for the comparable period in 1998, but as a percentage of net revenue, declined to 10 percent from 11 percent. The increase in expenses was primarily due to higher insurance and outside service costs. For the nine months ended September 30, 1999, general and administrative expenses increased seven percent to $3,932 from $3,679 for the comparable period in 1998. As a percentage of net revenue, general and administrative expenses decreased to 10 percent for the nine months ended September 30, 1999 from 12 percent for the same period in 1998.

PROVISION FOR INCOME TAXES. The Company's effective tax rate was 39 percent for the three and nine month periods ended September 30, 1999 compared to 37 percent for the same periods in 1998. The provision for income taxes is based on the Company's estimate of the effective tax rate for each of the respective years.

Capital Resources and Liquidity
-------------------------------

The Company generally meets its liquidity needs through cash generated from operations. During the nine months ended September 30, 1999, net cash provided by operations was $11,938 compared to $7,299 for the same period in 1998. This increase was primarily due to an increase in the profitability of the Company's operations for the first nine months of 1999 compared to the same period in 1998. Working capital increased slightly to $5,677 at September 30, 1999 from $5,500 at December 31, 1998. Cash and cash equivalents and temporary investments increased $3,156 to $17,116 at September 30, 1999, from $13,960 at December 31, 1998. Net accounts receivable at September 30, 1999 was $5,227, an increase of $141 compared to December 31, 1998. DSO (Days Sales Outstanding) at September 30, 1999 increased slightly to 35, compared to 34 at December 31, 1998. Net capitalized software costs increased $931 since December 31, 1998 primarily due to payments owed under an agreement with another software company to integrate its SQL database engine with the Company's software. Purchased software increased $763 to $2,012 at September 30, 1999, from 1,249 at December 31, 1998, primarily related to costs incurred for the Company's new management information system.

Deferred revenues at September 30, 1999 increased $2,717 since December 31, 1998 primarily due to an increase in the billings for annual maintenance and support services. Revenue from annual maintenance and support service billings are recognized monthly over the terms of the contracts. Accrued employee expenses decreased $118 since December 31, 1998 primarily due to lower amounts accrued for profit sharing and the Company's contribution to its 401(k) plan. Because the Company pays these expenses subsequent to year-end, accrued employee expenses at December 31, 1998 include those expenses for a full year, compared to only nine months of those expenses at September 30, 1999.

During the first nine months of 1999, the Company declared three regular cash dividends aggregating $1,139, or $.09 per share, after giving effect to the subsequent four-for-three stock split (see Note 6 of Notes to Condensed Financial Statements). All common shares and per share amounts in this report have been retroactively adjusted to reflect this change. The Company plans to continue to pay quarterly cash dividends consistent with its capital needs and income levels.

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

As of September 30, 1999, the Company has completed its assessment of its internal technical applications to ascertain whether they are year 2000 compliant. The Company has identified components of its internal information and telecommunication systems that are not year 2000 compliant and has upgraded most of those components and tested those changes to ensure they are year 2000 compliant. The Company continually upgrades and expands its internal information and telecommunication systems, and does not budget specifically for year 2000 compliant costs required for upgrading and testing those systems. However, the Company estimates that costs specifically related to upgrading and testing the information and telecommunication systems for year 2000 compliance will be approximately $80 in 1999. The assessment and projections for having those systems year 2000 compliant were conducted by the Company's information technology and telecommunication staff based on their expertise in those areas and discussions with representatives of vendors who support those systems.

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

The Company has made inquiries with its significant third party vendors, suppliers and service providers with respect to their year 2000 compliance programs and, more importantly, those specific parts of their program that directly affect the Company's operations. The general response that the Company has received from these parties has indicated that they have completed or are in the process of assessing and testing their operations for year 2000 compliance and are expected to complete their testing during 1999. No parties that have responded to our inquiries have indicated that they will not be year 2000 compliant by the end of 1999. The Company anticipates that it will continue to solicit information for these third parties and monitor the progress of their year 2000 compliance programs through 1999.

The Company has not developed a contingency plan in the event the Company or any of its third parties fail to become year 2000 compliant in a timely manner. Based on the information the Company has received to date, it does not believe this to be a likely scenario. The Company believes that a reasonable worst-case scenario for not being year 2000 compliant would be that the Company's software products sold to users do not address all aspects or conditions related to the year 2000 compliance issue, and/or that the Company's vendors are not able to supply components related to its software products. If such a scenario occurs, the Company will have to redirect some of its product development staff to work on the software to make it year 2000 compliant for events it did not originally consider in the development of the software or find alternative suppliers for its software components. The Company's users may also seek to hold the Company liable for damages if the software does not function properly and the Company may be held liable to users to which it has represented that its software is year 2000 compliant. Additionally, there could be delays in delivering software to customers as the Company finds new suppliers or methods of delivery.

Based on the assessment the Company has made to date on the year 2000 compliant issue, the Company does not believe that this issue will have a material adverse effect on the Company's financial condition, results of operations and cash flows. However, that assessment is based on information that is currently known to the Company and assumes that significant third parties with which the Company transacts business will be year 2000 compliant by the end of 1999. Many factors outside the control of the Company could cause the Company's current assessment on the year 2000 compliance issue to change significantly. For example, unfavorable rulings on current and future litigation related to this issue could adversely affect the Company's legal defenses if the Company were to be named in such litigation and, as a result, could have a material adverse effect on the Company's financial condition, results of operations and cash flows. The Company will continue to update its assessment of its year 2000 readiness as it receives updated information from its year 2000 program and as it monitors legal rulings concerning the year 2000 compliance issue.

Various of the Company's disclosures and announcements concerning its products and year 2000 programs are intended to constitute "Year 2000 Readiness Disclosures" as defined in the Year 2000 Information and Readiness Disclosures Act. This Act provides added protection from liability for certain public and private statements concerning an entity's year 2000 readiness and the year 2000 readiness of its products and services. It also potentially provides added protection from liability for certain types of year 2000 disclosures made after January 1, 1996 and before the date of enactment of the Act.

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

PART II. Other Information

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          (27) Financial Data Schedule

     (b)  Reports on Form 8-K

          No Form 8-K was filed during the three months ended September 30, 1999.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TIMBERLINE SOFTWARE CORPORATION
                                    (Registrant)


Date: November 12, 1999            /s/ Carl C. Asai
                                   -------------------------------------------
                                   Carl C. Asai, Vice President,
                                      Finance (Chief Financial Officer)

                                   FORM 10-Q
                                 Exhibit Index

Exhibit                                                              Page

(27) Financial Data Schedule                                          22