Form 10-K
period 1999-12-31
TIMBERLINE SOFTWARE CORPORATION
filed 2000-03-30
CIK 314436

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 1999.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to ______.

                        Commission File Number 0-16376

                        TIMBERLINE SOFTWARE CORPORATION
            (Exact name of registrant as specified in its charter)

                     Oregon                           93-0748489
         -------------------------------           -------------------
         (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)            Identification No.)

          15195 N.W. Greenbrier Parkway, Beaverton, Oregon 97006-5701
          -----------------------------------------------------------
              (Address of principal executive offices) (Zip code)

                                (503) 690-6775
              --------------------------------------------------
              Registrant's telephone number, including area code

     Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, without par value
                        -------------------------------
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [x]

At March 15, 2000, 12,833,969 shares of common stock of the registrant were outstanding. On such date, the aggregate market value of the voting stock held by non-affiliates of the registrant was $142,352,257.

                      DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant's Proxy Statement dated March 22, 2000, prepared in connection with the Annual Meeting of Shareholders to be held on April 25, 2000 are incorporated by reference into Part III of this Report.

PART I

Item 1.  Business

General

Timberline(R) Software Corporation (the "Company" or "Timberline") was incorporated in Oregon in 1979. Originally incorporated under the name Timberline Systems, Inc., the Company changed its name in 1986. The Company's corporate headquarters are located in Beaverton, Oregon and it maintains a home page on the World Wide Web at http://www.timberline.com.

Timberline develops, markets, and supports accounting and cost estimating computer software primarily for the construction and property management industries. The software is designed to work on stand alone microcomputers (commonly referred to as personal computers or "PC's") or in a network of microcomputers. Timberline also provides a range of support services for users of its software, including annual maintenance and support contracts, classroom training at its corporate headquarters and at other sites in the United States, and on-site training and consulting.

The Company operates predominantly within the United States, but also licenses its products in other foreign countries, including Australia and Canada. As of December 31, 1999, the Company believes that over 23,000 entities are currently using the Company's software products, of which more than 12,000 are currently subscribing to one of the Company's maintenance and support service plans.

The Company's operations are divided into two operating segments: software products and software services. For additional information about these operating segments, see Note 8 to the Company's Financial Statements for the year ended December 31, 1999.

Software Products

Software license revenue are the main source of the Company's net revenue. In 1999, 1998 and 1997, software license revenue accounted for 53 percent, 56 percent and 54 percent of net revenue for those years, respectively.

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

In 2000, the Company will embed an SQL database engine into its Windows-based software applications. This will replace the proprietary database that is currently being used in the software. With this change, we expect some users, especially those with many concurrent users on the software, to see a significant increase in the performance of the software. All users should see a much improved integrity of the database.

The Company also currently maintains certain software products that operate in the MS-DOS(R) operating environment. As a result of the introduction of its Windows-based software products, the Company generally does not offer its

MS-DOS-based software products for sale to new users, but primarily maintains these products for existing users of the software. The Company believes that the current versions of its DOS-based products that are maintained by the Company are also year 2000 compliant.

The Company has two main software product groups: Accounting (composed of construction and property management software) and Estimating. Prior to October 1996, the Company also sold software specifically designed for architectural and engineering firms.

In July 1999, the Company announced plans to offer software for the construction project management market. Because the project manager's job encompasses both accounting and estimating functions as well as strict project management functions, Timberline will be able to offer a fully integrated solution that takes into account all of these functions to streamline the project management process. The Company is in the process of developing the project management software and integrating it with its current accounting and estimating software applications. The Company believes that it will release this software by 2001.

Accounting  Product Group Software

The Company's Accounting Group software is accounting software designed for use in the construction and property management industries. This group's software license revenue accounted for over 70 percent of the Company's software license revenue in 1999, 1998 and 1997.

Timberline's construction accounting software products are composed of three different levels of software. The Medallion(R) line of software was first released in 1984 and operates only in the MS-DOS operating environment. The Medallion line was designed specifically for the home builder/remodeler and small to medium-sized general and specialty contractors.

Due to the popularity of the Windows environment and the Company's introduction of Gold Collection(TM) - Standard Edition software in June 1996, as discussed below, Medallion software license revenue has decreased significantly since that date and is no longer a significant source of revenue to the Company. The Company generally does not offer this line of software products for sale to new users. However, the Company continues to maintain this software and generates maintenance and support fees from users of this line of software.

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

Commencing in 2000, the Company released a Purchase Order/Inventory software application and plans to offer a Service Billing application later in the year. These additional applications, bundled with its current construction accounting applications, will allow the Company to meet the needs of the specialty contractors, such as the plumbing, painting, electrical, roofing, siding, heating and air conditioning companies. The specialty contractor area is a significant segment of the construction industry for which Timberline has not been able to provide a complete accounting solution, but will be able to do so when the Service Billing application becomes available.

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

In July 1998, the Company announced that it had formed a marketing alliance with invata international, inc. (invata), a company that specializes in computerized maintenance management software. Under this alliance, invata would develop software that will interface directly with the Company's Gold

Collection for Property Management to help property managers control their maintenance operations. This software was released for distribution in the first quarter of 1999. In October 1999, the Company purchased this software product from invata.

Estimating Product Group Software

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

To complement its estimating software products, the Company also licenses databases and other software it has developed and those developed by others, which allow estimators to be more productive and to develop more comprehensive estimates. The core estimating product also interfaces with the Company's Job Cost accounting application. Through interfaces developed by Timberline, the core estimating product can be linked to Autodesk's AutoCAD(R) applications and to scheduling software developed by Microsoft and Primavera Systems, Inc.

In the first part of 2000, the Company plans to release Precision Palm Estimating, its first application for hand-held personal digital assistants (PDA's). This will enable estimators to use a PDA to take off key project information at the job site and then synchronize the device with the Company's desktop estimating software to quickly generate a detailed estimate.

Support Services

The Company generates a significant portion of its net revenue from service fees. Services fees consists primarily of maintenance and support fees, classroom training fees, sales of training materials and on-site consulting fees.

Users of the Company's software may purchase maintenance and support services from the Company. These annual service plans allow the user to obtain program changes and enhancements as they are released and to obtain telephone access to the Company's customer support department for answering application-related questions. Commencing in 1998, users on maintenance and support service plans also have internet access to online support help available through the Company's home page on the World Wide Web. Through this service, users have a 24-hour-a-day communication and information tool for self-help services, such as downloading latest versions of software, updates and software patches, and access to a knowledge base to obtain answers to most commonly answered questions.

The Company also generates fees from training classes to teach users how to efficiently setup and use the Company's software products. The classes are generally held throughout the year at the Company's corporate headquarters or near its offices in the New York and Los Angeles metropolitan areas. Commencing in the latter part of 1998, the Company curtailed the number of training classes it offered as the Company's independent reseller channel assumed a more active role in providing training classes to users in their own geographic areas. To maintain a high, consistent standard of training to users of Timberline software and to assist the resellers in conducting training classes, the Company developed a curriculum of training materials to be used at all Timberline software classes. The Company generates revenue from the sale of these training materials to its reseller channel.

The Company also offers consulting services to users who need or request more specialized assistance in the set-up and use of Timberline software. In these situations, the Company's consulting services group provides such services on-site at the user's offices. Requests for such services are received directly from the user or from referrals from the Company's independent reseller channel. In certain circumstances, the Company may sub-contract these consulting services to a group of Timberline-certified consultants. This group is composed of independent third party providers who have met or surpassed standards imposed by the Company of their knowledge in Timberline software products, industry knowledge, accounting and estimating expertise, communication skills and other relevant factors.

Service fees are a significant percentage of the Company's total net revenue. In 1999, 1998, and 1997, service fees comprised 44 percent, 41 percent and 44 percent, respectively, of total net revenue. Maintenance and support fees accounted for over 75 percent of the Company's service fee revenue in those years. The Company is committed to maintaining a high level of quality related to its support services. At the end of 1999, 39 percent of the Company's employees were directly associated with providing client services.

Sales/Distribution

The Company licenses its software products and sells its services primarily in the United States. The Company also licenses its software products into Canada, Australia, and other foreign countries. Revenue from foreign countries has not been significant, comprising less than six percent of the Company's total net revenue in 1999, 1998 and 1997.

Product distribution is primarily handled by value added resellers and distributors. The Company also maintains a direct sales force to complement its reseller channel and to handle sales to national accounts and other large companies.

Timberline maintains a telemarketing staff for selling maintenance and support service contracts and classroom training to its user base. On-site consulting fees are generated from requests for services from the users and resellers to the Company's sales and client services staff.

Unfilled orders for software products at December 31, 1999 and 1998 were not significant. The Company typically ships software products within three days of receipt of the order.

Production

The principal materials and components used in the Company's software products are computer media and user manuals. For each product, the Company prepares masters of the software on CD-ROM's. Substantially all copies of the software are made by outside vendors. The Company also relies on outside vendors to provide other software-related materials and shipping services.

Competition

The software market is highly competitive and subject to change because of the rapid technological changes in the computer industry. The number of software vendors with which the Company competes varies from product to product and from region to region within the United States. The Company believes that it is the major supplier of construction accounting and estimating software in the construction industry and is also one of the leading suppliers of accounting and management information software in the property management industry. The Company believes that there are barriers to entry into its segment of the software market. First, the sophisticated programs it develops require a wide range of programming specialization. In addition, the nature of the software requires a company of a certain size able to support the software, including distribution and training capabilities in a number of geographical regions as well as continuing support, maintenance and upgrades of the software. However, should a decision be made by the larger, better-known software developers to enter this segment of the market, such competitors are considerably larger, more diversified, and have greater financial and other resources and enjoy greater brand recognition for their products than the Company.

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

Research and Development

Timberline is continually in the process of developing new software and enhancing its existing software products in order to meet the changing needs of its current users and the marketplace. At the end of 1999, 36 percent of the Company's employees were directly associated with product development. Product development expenses were $10,624,000, $8,863,000, and $7,264,000 in 1999, 1998 and 1997, respectively. Of that total, $9,325,000, $7,822,000, and
$6,222,000 were incurred in 1999, 1998 and 1997, respectively, on research and development on new software products. An additional $1,465,000, $173,000, and $927,000, respectively, of product development expenses on new software products were capitalized in those same years.

Employees

At December 31, 1999, the Company had 408 employees, of which 380 were full-time. None of the employees are represented by unions, or subject to collective bargaining. Timberline's business is heavily dependent on retaining and attracting highly skilled employees. As such, the Company has an employee benefits program that includes group health, dental, vision, disability and life insurance plans, paid vacations and holidays, leave privileges, and educational reimbursement. The Company also has a pension plan under the provisions of section 401(k) of the Internal Revenue Code in which the Company is currently matching a certain percentage of the employee's contribution to the plan, and a profit sharing plan covering all employees. Additionally, the Company has stock option and stock incentive plans from which it may grant stock options and incentives to its employees. In 1999, the Company granted stock options to substantially all employees and plans to continue this practice in the future. The Company believes its relationship with its employees is good.

Item 2.  Properties

In October 1998, the Company moved into its new corporate headquarters located in Beaverton, Oregon. Nearly all of the Company's employees and operations are located in this 89,000 square foot office and production facility, which was constructed by the Company on land it purchased in 1997. Prior to the construction of its new corporate headquarters, the Company's main offices were in a leased 51,000 square foot office and production facility located close to its present location. The lease on that facility expired in October 1998. The Company also leases an additional 12,000 square feet of office space near its former location, which was initially used to locate part of the Company's operations as it outgrew its former main office facility. The lease on this office space expires in April 2003 and is currently being subleased for the balance of the lease term.

The Company also leases small regional offices under short-term lease arrangements for some of its sales, consulting and training functions in the following metropolitan areas: Los Angeles, CA; New York, NY; Concord, NC; Nashville, TN; and Jacksonville, FL.

In March 2000, the Company opened up it first regional office outside the United States in Sydney, Australia.

The Company believes that its corporate headquarters and all of its leased facilities are modern facilities in good condition and are adequate for its immediate needs. Should additional office space be required, the Company believes it has the ability to construct additional office space on its corporate properties where it currently maintains its corporate headquarters.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The Company's common stock is traded on the Nasdaq National Market System under the symbol TMBS. The high and low closing prices are as reported by the Nasdaq National Market System. The prices have been retroactively adjusted to reflect the four-for-three stock splits in November 1999 and 1998.

                               1999                              1998
                     -----------------------            ----------------------
                       High             Low               High           Low

First Quarter        $ 12.84         $  8.53            $ 10.27         $ 6.86
Second Quarter         14.44            8.81              13.78           8.44
Third Quarter          14.77           11.67              15.26           7.88
Fourth Quarter         15.38           11.48              11.25           8.65

As of March 15, 2000, there were 348 shareholders of record. Based upon the number of requests for the Company's proxy material for its 2000 annual meeting of shareholders, the Company believes there were approximately 8,300 beneficial shareholders as of that date. Cash dividends paid in 1999 and 1998 amounted (in thousands) to $1,675 and $1,236, respectively.

Item 6.  Selected Financial Data

(Amounts in thousands, except per share amounts and percentages)

                                     Year ended December 31,
                           -------------------------------------------
                              1999    1998     1997    1996     1995
----------------------------------------------------------------------
Net revenue:
  Software license fees      $29,291  $24,786  $18,928 $14,983  $13,435
  Service fees                24,176   18,197   15,354  12,956   10,927
  Other                        1,647    1,310      958     720      457
-----------------------------------------------------------------------
  Net revenue                 55,114   44,293   35,240  28,659   24,819
Cost and expenses             39,762   33,518   28,740  26,004   22,731
-----------------------------------------------------------------------
Operating income              15,352   10,775    6,500   2,655    2,088
Other income - net               749      531      470     399      359
-----------------------------------------------------------------------
Income before income taxes    16,101   11,306    6,970   3,054    2,447
Provision for income taxes     5,907    4,112    2,435     870      714
-----------------------------------------------------------------------
Net income                   $10,194  $ 7,194  $ 4,535 $ 2,184  $ 1,733
=======================================================================
Basic earnings per share     $  0.80  $  0.58  $  0.37 $  0.18  $  0.15
Diluted earnings per share   $  0.78  $  0.56  $  0.36 $  0.17  $  0.14
=======================================================================
Cash dividends declared      $ 1,675  $ 1,236  $   833 $   625  $   377
Dividends per share             0.13     0.10     0.07    0.05     0.03
Total assets                  50,347   41,549   25,754  18,042   14,385
Long-term debt                     -    5,417        -       -        -
Shareholders' equity          30,167   20,036   13,266   8,915    6,361
Working capital                8,702    5,500    4,339   1,325    3,894
Current ratio                   1.47     1.37     1.38    1.16     1.51
=======================================================================

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report includes forward-looking statements. The words or phrases "anticipates," "believes," "expects," "intends," "will continue," "estimates," "plans," "projects," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

     The Company's forward-looking statements are subject to certain risks, trends, and uncertainties including, without limitation, delays in new product releases, delays in acceptance of the Company's products in the marketplace, failures by the Company's outside vendors to perform as promised, changes in the software operating systems for which the Company's products are written, increased competition and changes in general market conditions. These factors are discussed in further detail below under "Risks and Uncertainties." Should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those discussed herein as expected, believed, estimated, intended or anticipated. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.

The Company

Timberline Software Corporation develops, manufactures and licenses accounting and cost estimating computer software primarily for the construction and property management industries. The Company also provides related services to its users, including annual maintenance and technical support service plans, on-site consulting services, and training. Over twenty-three thousand companies use one or more of the Company's software products.

Results of Operations

The Company's results of operations for the years ended December 31, 1999, 1998 and 1997 and the changes on a year over year comparison are set forth below:

                                                                Increase          % Increase
                                                            -----------------   --------------
                                 Year ended December 31,      1999      1998      1999    1998
                               -------------------------       vs.       vs.       vs.     vs.
                                 1999     1998      1997      1998      1997      1998    1997
-----------------------------------------------------------------------------------------------
Net revenue:
  Software license fees        $29,291   $24,786   $18,928   $ 4,505  $ 5,858     18.2%   30.9%
  Service fees                  24,176    18,197    15,354     5,979    2,843     32.9%   18.5%
  Other                          1,647     1,310       958       337      352     25.7%   36.7%
-----------------------------------------------------------------------------------------------
  Net revenue                   55,114    44,293    35,240    10,821    9,053     24.4%   25.7%
-----------------------------------------------------------------------------------------------
Cost and expenses:
  Cost of revenue                4,793     3,909     3,605       884      304     22.6%    8.4%
  Client services               10,353     8,496     6,744     1,857    1,752     21.9%   26.0%
  Product development           10,624     8,863     7,264     1,761    1,599     19.9%   22.0%
  Sales and marketing            8,451     6,916     6,351     1,535      565     22.2%    8.9%
  General and administrative     5,541     5,334     4,776       207      558      3.9%   11.7%
-----------------------------------------------------------------------------------------------
  Total cost and expenses       39,762    33,518    28,740     6,244    4,778     18.6%   16.6%
-----------------------------------------------------------------------------------------------
Operating income                15,352    10,775     6,500     4,577    4,275     42.5%   65.8%
Other income                       749       531       470       218       61     41.1%   13.0%
-----------------------------------------------------------------------------------------------
Income before income taxes      16,101    11,306     6,970     4,795    4,336     42.4%   62.2%
Provision for income taxes       5,907     4,112     2,435     1,795    1,677     43.7%   68.9%
-----------------------------------------------------------------------------------------------
Net income                     $10,194   $ 7,194   $ 4,535   $ 3,000  $ 2,659     41.7%   58.6%
===============================================================================================


The following table presents the Company's operating statement data expressed as a percentage of net revenue for the years indicated:

                                                     Year ended December 31,
                                               --------------------------------
                                                  1999        1998        1997
-------------------------------------------------------------------------------
Net revenue:
  Software license fees                           53.1%       56.0%       53.7%
  Service fees                                    43.9%       41.1%       43.6%
  Other                                            3.0%        2.9%        2.7%
-------------------------------------------------------------------------------
  Net revenue                                    100.0%      100.0%      100.0%
-------------------------------------------------------------------------------
Cost and expenses:
  Cost of revenue                                  8.7%        8.8%       10.3%
  Client services                                 18.8%       19.2%       19.1%
  Product development                             19.3%       20.0%       20.6%
  Sales and marketing                             15.3%       15.6%       18.0%
  General and administrative                      10.0%       12.1%       13.6%
-------------------------------------------------------------------------------
  Total cost and expenses                         72.1%       75.7%       81.6%
-------------------------------------------------------------------------------
Operating income                                  27.9%       24.3%       18.4%
Other income                                       1.3%        1.2%        1.4%
-------------------------------------------------------------------------------
Income before income taxes                        29.2%       25.5%       19.8%
Provision for income taxes                        10.7%        9.3%        6.9%
-------------------------------------------------------------------------------
Net income                                        18.5%       16.2%       12.9%
===============================================================================


NET REVENUE. Both major components of net revenue, computer software license and service fees, increased in 1999 and 1998 over the previous years. Computer software license fees increased in all the Company's product lines. In 1999, Accounting software license fees, which account for 72% of the Company's total software license fees, increased 14% over 1998 and Estimating software license fees, which account for 28% of total software license fees, increased 30%. The increase in Accounting software license fees was primarily due to an increase in fees generated from the Company's Gold Collection(R) for Construction Accounting. The Company believes this increase was primarily due to three factors: the continued strength in the construction industry, the increasing dominance of our products in our targeted markets, and the need by many companies to upgrade or replace their existing software which was not year 2000 compliant. However, the latter factor also had a negative impact on license fees during the latter part of 1999, as the Company believes some companies deferred their decisions to acquire new software until 2000. There were also no significant new software products released in 1999 that increased license fees as there were in 1998. Estimating software license fees increased in 1999 primarily due to one software licensing arrangement during the first quarter of 1999, which was the single largest software license in the Company's history.

     In 1998, Accounting software license fees, which accounted for 75% of the Company's total software license fees, increased 37% over 1997, primarily due to the increase in license fees from the Company's Gold Collection for Construction Accounting. The increase was primarily due to the factors stated above for 1999. In addition, the increase in Accounting software license fees was due to the release of new software products which were not available, or available for only part of the year, in 1997. These products include the Accounts Receivable product, released in December 1997, the Billing module released in May 1998, and the Company's Gold Collection for Property Management, which was released in March 1997. Estimating software license fees accounted for 25% of the Company's total license fees in 1998 and increased 17% over the previous year. The Company believes this increase was also due primarily to the continued strength in the construction industry and additional license revenue from the Company's Precision Collection(R) Extended Edition, which was released in September 1997.

In terms of revenue mix, software license fees accounted for 53%, 56% and 54% of net revenue in 1999, 1998 and 1997, respectively. A large majority of the Company's software license revenue is from the United States. International (non-U.S.) software license fees, as a percentage of total software license fees, remained constant at 6% for 1999, 1998 and 1997.

     Service fees are comprised primarily of fees from annual maintenance and technical support service plans and fees for consulting and training. Service fees in 1999 increased significantly over 1998 primarily due to an increase in fees from annual maintenance and technical support service plans. Fees from these service plans, which account for over 78% of the Company's total service fees in 1999, increased 35%, primarily due to the increase in the Company's user base through new product sales, the revision in the pricing structure for these plans which was instituted during the first quarter of 1998, and an increase in the percentage of users renewing their annual service plans. The Company also believes the increase is due to a higher quality of service being provided to its users as a result of a significant re-engineering and restructuring of the way it provides telephone support. Consulting fees increased 55% over the prior year. Although consulting fees are not a large portion of our business yet, the Company has targeted this area as a source for future growth. Training fees remained essentially flat because, in the latter part of 1998, the Company transferred the primary responsibility of holding training classes for users to its independent resellers. The reduction in training revenue was offset by increased sales of training materials.

     For 1998, the increase in service fees over 1997 was also primarily due to the increase in fees from annual maintenance and support services plans. Fees from these service plans, which accounted for 77% of total service fees in 1998, increased 14% due to an increase in new users and a price increase for these plans. Consulting fees increased 22% over the prior year. Training fees increased 52% in 1998 over 1997 primarily due to an increase in training material sales to its resellers, who are taking a more active role in conducting training classes in their geographical area.

COST OF REVENUE. Cost of revenue consists primarily of software documentation, assembly and shipping costs, royalties paid to outside developers, amortization of capitalized software development costs, and cost of facilities and outside services for training and consulting. Cost of revenue increased significantly in 1999 over 1998, but as a percentage of net revenue remained constant at 9%. The increase in the dollar amount for cost of revenue was primarily due to higher costs related to software license and consulting fees. These fees increased significantly in 1999 over 1998. In 1998, cost of revenue, as a percentage of net revenue, declined slightly from 1997. The decrease in this percentage was primarily due to lower costs associated with software license fees and lower costs associated with software release to users on annual software maintenance plans. This was partially offset by increased costs for amortization of capitalized software development costs, royalties and training costs.

OPERATING EXPENSES. Operating expenses amounted to $34,969, $29,609, and $25,135 in 1999, 1998 and 1997, respectively. These expenses increased 18% in both 1999 and 1998 over the previous year. However, as a percentage of net revenue, they declined to 63% in 1999 from 67% in 1998 and 71% in 1997.

     Expenses for client services (previously titled customer support) increased in 1999 over 1998 primarily due to two factors. About a third of the increase was due to an increase in personnel costs for performing consulting services, for which the Company's revenue from this service grew 55% in 1999. The remainder of the increase is primarily related to higher personnel costs required to retain and hire highly-qualified technical support specialists to handle the telephone support volume and outside costs incurred to assist the Company in re-engineering and restructuring the support organization to make it more efficient. Call volume in 1999 increased about 33% over the previous year, while support staff dedicated to this function has remained fairly constant. As a percentage of service fees, client services expenses decreased to 43% in 1999 from 47% in 1998.

      In 1998, client services expenses increased over 1997 due to additional personnel hired to handle the increased demand for support, training and consulting services as a result of the continued increase in Accounting software license fees. As a percentage of service fees, client services expenses increased to 47% in 1998 from 44% in 1997.

     Product development expenses represent expenses for research and development on new software products as well as enhancements and ongoing updates to the Company's existing software products. In 1999, product development expenses increased over 1998 primarily due to additional personnel hired to develop and design new enhancements on ongoing updates to the Company's existing software products as well as research on future software products. The increase in expenses was also due to the use of outside developers to assist the Company in its development efforts. In 1998, the increase in product development expenses over 1997 was primarily due to additional personnel hired not only for designing and developing enhancements to the Company's software products and research on new products, but also for the testing of such enhancements. Additionally, capitalized software development costs, which reduce the amount of product development expenses recognized, amounted to $173 in 1998 compared to $927 in 1997. This would account for nearly 47% of the increase in 1998 over 1997.

     The Company is working on a number of enhancements to its existing product line, as well as new products. In July 1999, the Company announced that it will enter the project management market. The Company is also developing new products and enhancements to its current products which are web-enabled and will facilitate e-commerce. Consequently, the Company believes that it will continue to commit a significant amount of its resources toward product development in 2000.

     Sales and marketing expenses in 1999 increased significantly over 1998, but as a percentage of net revenue, declined slightly from a year ago. The increase was primarily due to an increase in personnel and trade show costs in the marketing area, increased sales commissions related to the Company's direct sales, and an increase in international marketing expenses. In 1998, sales and marketing expenses increased modestly over 1997's level, but as a percentage of net revenue, declined from the previous year. The increase in these expenses was primarily due to increased advertising and trade show costs and to a lesser extent, international marketing activities. The increase in marketing expenses was partially offset by a slight reduction in sales expenses.

     General and administrative expenses in 1999 increased slightly from the previous year, but declined as a percentage of net revenue. The increase in expense is primarily due to higher amortization expense, primarily related to the Company's new information system which became operational in September 1999, and an increase in outside service costs, including insurance and legal costs. The increase in these costs was partially offset by the absence in 1999 of moving costs the Company incurred in 1998 related to the move to its new corporate offices. General and administrative expenses in 1998 increased over 1997 primarily because of these moving expenses and higher insurance, legal and other professional service costs. However, as a percentage of net revenue, general and administrative expenses declined from its 1997 level.

OTHER INCOME (EXPENSE). Other income (expense) is primarily composed of interest income on cash and cash equivalents and temporary investments. Other income increased significantly in 1999 over 1998 due to the significant increase in investable funds. Interest income increased slightly in 1998 over 1997. During 1998, the Company used a portion of its investable cash to finance the construction of its new corporate offices.

PROVISION FOR INCOME TAXES. The Company's effective tax rate was 37%, 36% and 35% in 1999, 1998 and 1997, respectively. The slight increase in this rate year over year is primarily due to the increase in the Company's pre-tax earnings and a slight reduction in the effect of the research tax credit on its effective tax rate.

Liquidity and Capital Resources

The Company generally meets its liquidity needs through cash generated from operations. Net cash provided by operations was $16,763 in 1999 compared to $12,297 and $8,686 in 1998 and 1997, respectively. The increase in cash provided by operations in 1999 and 1998 was primarily due to the increased profitability in the Company's operations. Working capital increased to $8,702 at December 31, 1999 from $5,500 at December 31, 1998 primarily due to the increase in cash and cash equivalents and temporary investments. This was partially offset by an increase in deferred revenues, as discussed below.

     The Company's financial position continues to be very strong. The Company has no long-term debt. Cash and cash equivalents and temporary investments amounted to $20,380 at December 31, 1999 and represent 40% of the Company's total assets. These cash resources have increased $6,420 since the end of 1998, primarily due to the increase in cash provided by operations and despite the repayment of $5,500 in the first quarter of 1999 on a construction loan related to its new corporate offices. Accounts receivable - net at December 31, 1999 decreased slightly since the end of 1998 and the DSO's (Days Sales Outstanding) in accounts receivable declined to 30 days from 34 days at December 31, 1998.

     While net property and equipment remained about the same at the end of 1999 compared to 1998, purchased software increased $1,353 in 1999 due to cost incurred for the Company's new information system and the purchase in October 1999 of a software product for the Company's Property Management product line. Capitalized software costs increased $884 during 1999, primarily due to development costs incurred and other capitalized costs incurred to embed an SQL database engine into the Company's software products.

     Deferred revenues increased $3,373 during 1999 to $13,725 at December 31, 1999. It is composed primarily of billings related to the Company's maintenance and technical support service plans. Because billings for these plans generally cover a twelve-month period, practically all of the deferred revenue will be recognized as revenue in 2000.

     The Company believes that its current cash balances and temporary investments, along with future cash generated from operations, will be sufficient to meet its operating needs for at least the next 12 months. The Company plans to continue to invest significant resources toward product development, which may include internal software development, acquiring new technology or new products which will complement our existing product lines, and other strategic opportunities that arise. Other future cash needs will, or may, include additional investments for equipment for Company personnel, additional expenditures for expansion of the Company's corporate offices and properties, a stock repurchase program and the payment of cash dividends. The Company currently pays regular quarterly cash dividends and plans to continue to pay such dividends, consistent with its capital needs and income levels. Total cash dividends paid in 1999 amounted to $1,675 or $.13 per share, compared to $1,236 or $.10 per share in 1998 and $833 or $.07 per share in 1997.

     Although the Company believes that it has sufficient cash and temporary investments on hand to meet its operating needs and other cash requirements for at least the next 12 months, events may occur that require funds in excess of what the Company has available. If such events were to occur, the Company may borrow money against its real property or seek other debt or equity financing.

Risks and Uncertainties

From time to time, the Company may make forward-looking statements as such term is defined in the Federal securities laws. The following risks and uncertainties, among others, should be considered in evaluating the Company's forward-looking statements. Factors that may cause actual results to differ materially from those contained in such forward-looking statements are as follows:

YEAR 2000 COMPLIANCE. Many companies that use and/or develop computer software have been addressing, or are continuing to address, the problem of their software not being year 2000 compliant. The problem that may exist with some computer software is that it will not process transactions properly for dates commencing in the year 2000. This is due to the fact that many computer software programs were designed to make date calculations based on the last two digits of the year. As a result, dates in the year 2000 may be identified as dates in the year 1900, which may cause incorrect calculations, cause the transaction to not be processed or, in some cases, cause an entire computer system to malfunction.

     The Company has been aware of this problem for many years and has addressed it, both for its software that it has developed for sale to users and for applications affecting internal operations that potentially are not year 2000 compliant. On software developed for sale to users, the Company believes that the complete suite of its current version of Windows-based products and its older DOS-based products which are currently being maintained by the Company are year 2000 compliant. To date, the Company has not received any significant notices from its user base who are using the Company's currently maintained software products of any problems encountered with the software as it relates to the year 2000. The Company had also previously notified known users of its discontinued software products that it will not continue support of those products. To date, the Company has not received any significant inquiries regarding this.

During 1999, the Company completed its assessment of its internal operations in terms of technical applications, non-technical applications and the effect of significant third parties upon whom it relies for various aspects of its business, to identify year 2000 compliance issues. Because of this assessment and the Company's efforts to continuously upgrade and expand its internal information and telecommunication system, the Company, to date, has not experienced any material operational problems in the year 2000. Although the Company did not budget specifically for year 2000 compliance costs, it believes that these costs were not significant.

     Based on its experience to date on the year 2000 compliance issue, the Company does not believe there will be any significant adverse effect on the Company's financial condition, results of operations, or cash flows related to this issue. However, this belief may change as a result of factors outside the control of the Company or unforeseen events that may occur related to the year 2000 compliance issue.

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

COMPETITION. The computer software market is highly competitive and subject to change because of the rapid technological changes in the computer industry. The number of software vendors with which the Company competes varies from product to product and from region to region within the United States. Although the Company believes it is a major supplier of project accounting and cost estimating software for the construction and property management industries, and that there are economical and technological barriers to discourage new specialty software vendors from entering into its segment of the software market, there can be no assurance that larger, better-known software developers will not target this segment of the market. Such competitors are considerably larger and more diversified, have greater financial and other resources, and enjoy greater brand recognition for their products than the Company.

     The Company must also compete with other larger, better-known software developers for the hiring and retention of highly qualified technical personnel. As a result, the Company may have to expend additional financial resources to hire and retain qualified technical personnel. If the Company is not able to secure the services of employees with the level of technical expertise it requires, the development of new products would likely be delayed and would result in a decrease in the quality of new software products and enhancements to its existing software products. A delay in the development, or failure to maintain the quality of new software products by the Company, would likely have a material adverse effect on the financial position, results of operations and cash flows of the Company.

DEPENDENCE ON MICROSOFT(R) OPERATING SYSTEM; OBSOLESCENCE AND TECHNOLOGICAL CHANGES. The Company is a specialty software developer, an industry characterized by rapid technological change. Its software is designed to work with specific operating systems developed by Microsoft Corporation. If substantial changes are made to those operating systems or if new operating systems are introduced and receive market acceptance, the Company may need to invest additional resources to adapt its software to those changes or new operating systems. Also, other operating systems may be introduced on which the Company's software may not function, which may also cause additional resources to be expended which would otherwise be devoted to improving the Company's software or developing new software.

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

PRODUCT PROTECTION. The Company regards its software as proprietary and attempts to protect it by relying upon copyrights, trade secrets, internal nondisclosure agreements and transferability restrictions incorporated into its software license agreements. The Company believes the risk of unauthorized transfers of the Company's proprietary information is reduced because program source listings are not released to third parties. Despite these restrictions, it may be possible for competitors or users to copy aspects of the Company's products or to obtain information which the Company regards as proprietary. The Company's competitive position could be adversely affected by unauthorized use of its proprietary information. Third parties may also assert infringement or other claims against the Company with respect to any existing or future products. Litigation to protect the Company's proprietary information or to determine the validity of any third-party claims could result in significant expense to the Company and, whether or not such litigation is determined in favor of the Company, divert the efforts of the Company's technical and management personnel from further development and support of the Company's software products.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information  called for by this item is included under the caption "Agenda
Item 1, Election of Directors" contained in Timberline Software Corporation's definitive proxy statement for the annual meeting of shareholders to be held on April 25, 2000, and is hereby incorporated by reference.

Item 11. Executive Compensation

The information called for by this item is included under the caption "Executive Compensation" within "Agenda Item 1, Election of Directors" contained in Timberline Software Corporation's definitive proxy statement for the annual meeting of shareholders to be held on April 25, 2000, and is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information called for by this item is included under the caption "Stock Ownership of Certain Beneficial Owners and Management" contained in Timberline Software Corporation's definitive proxy statement for the annual meeting of shareholders to be held on April 25, 2000, and is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions

None.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

a.1. Financial Statements

The following financial statements of Timberline Software Corporation are filed as part of this report:

                                                                         PAGE

Statements of Operations for the years ended December 31, 1999,
  1998 and 1997                                                           F-1

Balance Sheets at December 31, 1999 and 1998                              F-2

Statements of Cash Flows for the years ended December 31, 1999,
  1998 and 1997                                                           F-3

Statements of Shareholders' Equity for the years ended
  December 31, 1999, 1998 and 1997                                        F-4

Notes to Financial Statements                                             F-5

Independent Auditors' Report                                              F-14


  2.   Financial Statement Schedules

Financial statement schedules have been omitted since they are either not required or the amounts to be included in such schedules are not material.


  3.   Exhibits

     Articles of Incorporation and Bylaws

        3(i) Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of Quarterly Report on Form 10-Q for the three months ended September 30, 1998)

        3(ii)   Amended and  Restated  Bylaws  (Incorporated  by  reference to
                Exhibit 3(ii) of Quarterly Report on Form 10-QSB for the three months ended March 31, 1997)

      Material Contracts

       *10.1    1987   Non-Qualified   Stock  Option  Plan   (Incorporated  by
                reference to Exhibit 10.1 of Annual Report on Form 10-K for the year ended December 31, 1990)

       *10.1(a) Amendment  No.  1 to  1987  Non-Qualified  Stock  Option  Plan
                (Incorporated by reference to exhibit 10.1(a) of Form 10-KSB for the year ended December 31, 1995)

       *10.2    1989   Non-Qualified   Stock  Option  Plan   (Incorporated  by
                reference to Exhibit 10.2 of Annual Report on Form 10-K for the year ended December 31, 1990)

       *10.2(a) Amendment  No.  1 to  1989  Non-Qualified  Stock  Option  Plan
                (Incorporated by reference to Exhibit 10.2(a) of Form 10-KSB for the year ended December 31, 1995)

        10.3 Form of Indemnification Agreement and signature pages for all indemnitees (Incorporated by reference to Exhibit 10.3 of Annual Report on Form 10-K for the year ended December 31,
                1990)

       *10.4    1993  Stock  Incentive  Plan  (Incorporated  by  reference  to
                Exhibit 10 of Quarterly Report on Form 10-Q for the three months ended June 30, 1993)

       *10.5 1998 Stock Incentive Plan, as amended, effective April 28, 1998 (Incorporated by reference to Exhibit 10.11 of Form 10-K for the year ended December 31, 1998)


      Consents

        23      Independent Auditors' Consent

      Miscellaneous

        27      Financial Data Schedule for the year ended December 31, 1999


       * Management contract or compensatory plan or arrangement

b.   Reports on Form 8-K

     No Form 8-K was filed during the three months ended December 31, 1999.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIMBERLINE SOFTWARE CORPORATION

by    /s/ Carl C. Asai                                3/28/00
      ------------------------------            -----------------
     Carl C. Asai                                Date
     Senior Vice President - Finance

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Curtis L. Peltz                                   3/28/00
------------------------------------            -----------------
Curtis L. Peltz                                  Date
President, Chief Executive Officer
and Director

/s/ Carl C. Asai                                      3/28/00
------------------------------------            -----------------
Carl C. Asai                                     Date
Senior Vice President - Finance and
Chief Financial Officer

/s/ James A. Meyer                                    3/28/00
------------------------------------            -----------------
James A. Meyer                                   Date
Chairman of the Board of Directors

/s/ Thomas P. Cox                                     3/28/00
------------------------------------            -----------------
Thomas P. Cox                                    Date
Director

/s/ Donald L. Tisdel                                  3/28/00
------------------------------------            -----------------
Donald L. Tisdel                                 Date
Director

                        TIMBERLINE SOFTWARE CORPORATION

                           STATEMENTS OF OPERATIONS

       (Amounts in thousands, except per share amounts and percentages)


                                       Year ended December 31,
                                ----------------------------------
                                     1999       1998       1997
------------------------------------------------------------------
Net revenue:
  Software license fees           $ 29,291   $ 24,786    $ 18,928
  Service fees                      24,176     18,197      15,354
  Other                              1,647      1,310         958
------------------------------------------------------------------
  Net revenue                       55,114     44,293      35,240
------------------------------------------------------------------
Cost and expenses:
  Cost of revenue                    4,793      3,909       3,605
  Client services                   10,353      8,496       6,744
  Product development               10,624      8,863       7,264
  Sales and marketing                8,451      6,916       6,351
  General and administrative         5,541      5,334       4,776
------------------------------------------------------------------
  Total cost and expenses           39,762     33,518      28,740
------------------------------------------------------------------
Operating income                    15,352     10,775       6,500
Other income (expense):
  Interest income and other - net      784        548         487
  Interest expense                     (35)       (17)        (17)
------------------------------------------------------------------
Income before income taxes          16,101     11,306       6,970
Provision for income taxes           5,907      4,112       2,435
------------------------------------------------------------------
Net income                        $ 10,194   $  7,194    $  4,535
==================================================================
Basic earnings per share          $   0.80   $   0.58    $   0.37
==================================================================
Diluted earnings per share        $   0.78   $   0.56    $   0.36
==================================================================
Dividends per share               $   0.13   $   0.10    $   0.07
==================================================================

See notes to financial statements.

                        TIMBERLINE SOFTWARE CORPORATION

                                BALANCE SHEETS

       (Amounts in thousands, except per share amounts and percentages)


                                                        December 31,
                                                  ----------------------
                                                      1999       1998
------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                         $  7,642   $ 10,193
  Temporary investments                               12,738      3,767
  Accounts receivable, less allowance for doubtful
    accounts (1999, $143; 1998, $182)                  5,025      5,086
  Other receivables                                      373        221
  Inventories                                            221        272
  Other current assets                                 1,128        981
------------------------------------------------------------------------
  Total current assets                                27,127     20,520
------------------------------------------------------------------------
Property and equipment - net                          18,345     18,381
Capitalized software costs, less accumulated
  amortization (1999, $1,502; 1998, $923)              2,188      1,304
Purchased software, less accumulated amortization
  (1999, $988; 1998, $685)                             2,602      1,249
Other assets                                              85         95
------------------------------------------------------------------------
  Total assets                                      $ 50,347   $ 41,549
========================================================================

Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable                                  $    864   $    812
  Deferred revenues                                   13,725     10,352
  Accrued employee expenses                            2,184      2,312
  Accrued commissions/royalties                          774        599
  Income taxes payable                                   467        373
  Other current liabilities                              411        489
  Current portion of long-term debt                        -         83
------------------------------------------------------------------------
  Total current liabilities                           18,425     15,020
------------------------------------------------------------------------
Long-term debt                                             -      5,417
Accrued rent expense                                      30         29
Deferred income taxes                                  1,725      1,047
Commitments
Shareholders' equity:
  Common stock, no par value
    Authorized - 20,000 shares
    Issued - 1999, 12,822 shares; 1998,
      12,558 shares                                      385        377
  Additional paid in capital                           5,405      3,721
  Accumulated other comprehensive income (loss)          (70)        10
  Retained earnings                                   24,447     15,928
------------------------------------------------------------------------
  Total shareholders' equity                          30,167     20,036
------------------------------------------------------------------------
  Total liabilities and shareholders' equity        $ 50,347   $ 41,549
========================================================================

See notes to financial statements.

                        TIMBERLINE SOFTWARE CORPORATION

                           STATEMENTS OF CASH FLOWS

       (Amounts in thousands, except per share amounts and percentages)

                                                              Year ended December 31,
                                                        ---------------------------------
                                                           1999        1988        1997
-----------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                               $ 10,194    $  7,194    $  4,535
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                           2,545       1,993       1,906
    Deferred income taxes                                     712         138         155
    Net change in:
        Accounts receivable                                    61        (783)       (609)
        Other receivables                                    (152)         12         (76)
        Inventories                                            51         (31)         67
        Accounts payable                                       52        (628)        676
        Deferred revenues                                   3,373       2,849       1,541
        Accrued employee expenses                            (128)        451         719
        Accrued commissions/royalties                         175         419         (14)
        Income taxes payable                                   94         207         166
        Accrued rent expense                                    1         (17)        (20)
        Other                                                (215)        493        (360)
-----------------------------------------------------------------------------------------
    Net cash provided by operating activities              16,763      12,297       8,686
-----------------------------------------------------------------------------------------
Cash flows from investing activities:
Payments for property and equipment and
  purchased software                                       (3,271)    (13,489)     (5,246)
Capitalized software costs                                 (1,465)       (173)       (927)
Proceeds from investments                                   3,550       6,490       4,115
Purchase of investments                                   (12,652)     (5,072)     (4,517)
Other - net                                                     7           7          11
-----------------------------------------------------------------------------------------
    Net cash used in investing activities                 (13,831)    (12,237)     (6,564)
-----------------------------------------------------------------------------------------
Cash flows from financing activities:
Dividends paid                                             (1,675)     (1,236)       (833)
Common stock issued                                         1,692         819         632
Proceeds from (payments on) long-term debt                 (5,500)      5,500        --
-----------------------------------------------------------------------------------------
   Net cash provided by (used in) financing activities     (5,483)      5,083        (201)
-----------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents .     (2,551)      5,143       1,921
Cash and cash equivalents, beginning of the year           10,193       5,050       3,129
-----------------------------------------------------------------------------------------
Cash and cash equivalents, end of the year               $  7,642    $ 10,193    $  5,050
=========================================================================================
Supplemental information:
Cash paid during the year for income taxes               $  4,036    $  3,250    $  1,674
=========================================================================================

See notes to financial statements.

                        TIMBERLINE SOFTWARE CORPORATION

                      STATEMENTS OF SHAREHOLDERS' EQUITY

       (Amounts in thousands, except per share amounts and percentages)

                                                                                Accumulated
                                                Common Stock        Additional     Other
                                           ----------------------     Paid in   Comprehensive  Retained
                                           Shares Issued   Amount     Capital   Income (Loss)  Earnings     Total
---------------------------------------------------------------------------------------------------------------------
Balances, January 1, 1997                      12,143     $   364     $ 2,283     $     -      $ 6,268     $ 8,915
    Common stock issued                           260           8         365                                  373
    Income tax benefit on
       stock options exercised                                            259                                  259
    Unrealized gain on investments,
       net of income taxes                                                             17                       17
    Dividends declared ($.07 per share)                                                           (833)       (833)
    Net income for the year                                                                      4,535       4,535
---------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1997                    12,403         372       2,907          17        9,970      13,266
    Common stock issued                           155           5         298                                  303
    Income tax benefit on stock
       options exercised                                                  516                                  516
    Unrealized loss on investments,
       net of income taxes                                                             (7)                      (7)
    Dividends declared ($.10 per share)                                                         (1,236)     (1,236)
    Net income for the year                                                                      7,194       7,194
---------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1998                    12,558         377       3,721          10       15,928      20,036
    Common stock issued                           264           8         618                                  626
    Income tax benefit on stock
       options exercised                                                1,066                                1,066
    Unrealized loss on investments,
       net of income taxes                                                            (80)                     (80)
    Dividends declared ($.13 per share)                                                         (1,675)     (1,675)
    Net income for the year                                                                     10,194      10,194
---------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1999                    12,822     $   385     $ 5,405     $   (70)     $24,447     $30,167
=====================================================================================================================


See notes to financial statements.

                        TIMBERLINE SOFTWARE CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

        (Amounts in thousands, except per share amounts and percentages)


Note 1 Summary of significant accounting policies and line of business:

LINE OF BUSINESS AND CREDIT RISKS: The Company develops and markets computer software programs primarily for the construction and property management industries. The Company sells its products and services primarily to customers and to authorized resellers (Timberline Solution Providers) throughout the United States. Credit is granted to certain customers and Solution Providers generally without collateral. An allowance for doubtful accounts is provided based on historical experience and anticipated losses.

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FINANCIAL INSTRUMENTS: The carrying amount reported in the balance sheet for cash and cash equivalents, temporary investments, accounts receivable, accounts payable and other current assets and liabilities approximates fair value because of the immediate or short-term maturity of these financial instruments.

REVENUE RECOGNITION: Revenue from the "license to use" computer software programs is generally recognized at the point of shipment. Revenue from service fees is generated from the sale of computer software maintenance and technical support contracts, training classes, consulting and other client services. Revenue from maintenance and technical support contracts is recognized ratably over the period the service is provided. Revenue from other service fees is recognized at the time the service is provided.

SOFTWARE DEVELOPMENT COSTS: Costs of developing computer software are capitalized when technological feasibility has been established for the computer software product. These costs are amortized over a two- to four-year period. Costs capitalized for the development of computer software were $1,465 in 1999, $173 in 1998 and $927 in 1997. Amortization of capitalized computer software development costs was $581 in 1999, $503 in 1998 and $403 in 1997. Expenses incurred on research and development of computer software products were $9,325 in 1999, $7,822 in 1998 and $6,222 in 1997.

CASH AND CASH EQUIVALENTS: Cash and cash equivalents include cash on hand, cash deposited with banks and financial institutions, money market funds and highly liquid debt instruments purchased with maturity dates of three months or less at the date of acquisition.

TEMPORARY INVESTMENTS: Temporary investments represent debt securities which have maturity dates over three months from the purchase date. The Company has classified these investments as "available for sale" because the Company may decide not to hold these investments to maturity. Accordingly, the investments have been recorded at fair value. The unrealized gain or loss on these investments, net of income taxes, is reported as accumulated other comprehensive income (loss) within the shareholders' equity section of the balance sheet.

INVENTORIES: Inventories consist of marketing literature and of software components. Inventories are stated at the lower of average cost or market.

PROPERTY AND EQUIPMENT AND PURCHASED SOFTWARE: Property and equipment and purchased software are recorded at cost. Depreciation on purchased software, furniture and equipment is provided using the straight-line method over the estimated useful lives of the related assets ranging from two to ten years. The building is being depreciated on a straight-line basis over forty years.

                        TIMBERLINE SOFTWARE CORPORATION

                        NOTES TO FINANCIAL STATEMENTS

       (Amounts in thousands, except per share amounts and percentages)

ACCRUED RENT EXPENSE: Rent expense on operating leases with scheduled rent increases is recognized on a straight-line basis over the lease term. Accrued rent expense represents the excess of rent charged to expense over the amount of scheduled rent paid.

INCOME TAXES: Deferred tax assets and liabilities are established based on the temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These assets and liabilities are recorded at the enacted tax rates expected to be in effect when they are realized or settled.

STOCK OPTIONS: The Company applies the intrinsic value-based method described in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its stock options.

EARNINGS PER SHARE (EPS): The Company computes basic EPS by dividing net income by the weighted-average number of common shares outstanding and diluted EPS by dividing net income by the sum of the weighted-average number of common shares outstanding and the dilutive effect of stock options outstanding as if such options were exercised or converted into common shares.

     A reconciliation of the common shares used in the denominator for computing basic and diluted EPS for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                                            1999     1998     1997
------------------------------------------------------------------------------------
Weighted-average shares outstanding,
   used in computing basic EPS                             12,694   12,500   12,296
Effect of dilutive stock options                              417      434      348
====================================================================================
Weighted-average shares outstanding, and the effect
   of dilutive securities, used in computing diluted EPS   13,111   12,934   12,644
====================================================================================


Note 2 Comprehensive income:

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which established standards for reporting comprehensive income and its components. The Company adopted this standard on January 1, 1998. However, statements of comprehensive income are not presented for the years ended December 31, 1999, 1998 and 1997, because the difference between the Company's comprehensive income and net income is not material. The only component of comprehensive income that is not included in the Company's net income is the unrealized gain or loss on temporary investments. For 1999, the unrealized loss on temporary investments was $80, net of income taxes, which reduced net income to arrive at comprehensive income of $10,114. For 1998, the unrealized loss on temporary investments was $7, net of income taxes, which reduced net income to arrive at comprehensive income of $7,187. For 1997, the unrealized gain on temporary investments was $17, net of income taxes, which increased net income to arrive at comprehensive income of $4,552.

                        TIMBERLINE SOFTWARE CORPORATION

                        NOTES TO FINANCIAL STATEMENTS

       (Amounts in thousands, except per share amounts and percentages)


Note 3 Investments:

Investments at December 31, 1999 and 1998 are composed of the following:

                                                        Amortized      Fair
                                                           Cost        Value
------------------------------------------------------------------------------
1999:
Debt securities issued by the U.S. Treasury
  and other U.S. government agencies                     $  3,607     $  3,583
Debt securities issued by states of the United
  States and political subdivisions of the states           9,245        9,155
------------------------------------------------------------------------------
Total investments                                        $ 12,852     $ 12,738
==============================================================================
1999 net unrealized (loss) on investments                             $   (114)
==============================================================================

1998:
Debt securities issued by the U.S. Treasury
  and other U.S. government agencies                     $  2,800     $  2,812
Debt securities issued by states of the United
  States and political subdivisions of the states             950          955
------------------------------------------------------------------------------
Total investments                                        $  3,750     $  3,767
==============================================================================
1998 net unrealized gain on investments                               $     17
==============================================================================


Note 4 Property and equipment:

Property and equipment at December 31, 1999 and 1998 is composed of the following:

                                                             1999        1998
------------------------------------------------------------------------------
Land                                                      $  2,433    $  2,433
Building                                                    13,220      12,975
Tenant improvements                                             63          63
Furniture and fixtures                                       1,744       1,612
Machinery and equipment                                      7,249       6,369
------------------------------------------------------------------------------
Total                                                       24,709      23,452
Less accumulated depreciation and amortization               6,364       5,071
------------------------------------------------------------------------------
Property and equipment - net                              $ 18,345    $ 18,381
==============================================================================

                        TIMBERLINE SOFTWARE CORPORATION

                        NOTES TO FINANCIAL STATEMENTS

       (Amounts in thousands, except per share amounts and percentages)

Note 5 Long-term debt:

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

     During the first quarter of 1999, the Company repaid these borrowings. At that time, the Company reconsidered the need for long-term mortgage financing based on its current cash balances, cash projections for 1999 and current mortgage interest rates. After further discussion with its Board of Directors in May 1999, management of the Company decided that long-term mortgage financing was not required at that time.

Note 6 Common stock:

In October 1999 and 1998, the Company's Board of Directors approved four-for-three stock splits, effective in November 1999 and 1998, respectively. In October 1997, the Company's Board of Directors approved a five-for-four stock split, effective in November 1997. All prior common stock and per share data amounts have been retroactively adjusted to reflect these changes.

     As of December 31, 1999, the Company has four stock-based compensation plans. Two nearly identical plans, adopted in 1987 and 1989, are non-qualified stock option plans for its officers and key employees. Under these plans, the Company may grant options for up to 1,125 shares of common stock. Options could not be granted under the 1987 plan and the 1989 plan after 1997 and 1999, respectively. As of December 31, 1999, 174 shares are reserved under these plans, of which there are 174 options outstanding.

     In 1993 and 1998, the Company's shareholders approved incentive stock plans for the main purpose of retaining and attracting the services of Company directors, officers, employees and non-employees. Although these plans provide for the granting of various stock options, stock appreciation rights and stock bonuses, the Company currently plans to grant only non-qualified stock options. Stock options under the 1993 and 1998 plans may not be granted after the year 2003 and 2008, respectively. As of December 31, 1999, 1,484 shares are reserved under these plans, of which there are 1,054 options outstanding.

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

     If compensation cost on stock options granted after 1994 under these plans had been determined based on the fair value of the options granted as of the grant date in a method consistent with that described in SFAS No. 123
"Accounting for Stock-Based Compensation," the Company's net income and diluted earnings per share would have been reduced to the pro forma amounts indicated below for the years ended December 31, 1999, 1998 and 1997:

                                                1999        1998        1997
------------------------------------------------------------------------------
Net income, as reported                     $   10,194   $   7,194   $   4,535
Net income, pro forma                            9,202       6,743       4,214

Diluted earnings per share, as reported           0.78        0.56        0.36
Diluted earnings per share, pro forma             0.70        0.52        0.33

                        TIMBERLINE SOFTWARE CORPORATION

                        NOTES TO FINANCIAL STATEMENTS

       (Amounts in thousands, except per share amounts and percentages)

The pro forma amounts do not consider the effect of options granted prior to 1995 that vest in subsequent years. The pro forma amounts may also not be indicative of the effects on reported net income for future years, due to the effect of options vesting over a period of years and the awarding of stock compensation awards in future years.

     The fair value of each option  grant was  estimated  on the date of grant
using   the   Black-Scholes    option-pricing   model   with   the   following
weighted-average assumptions used for grants in 1999, 1998 and 1997:

                                                   1999       1998       1997
------------------------------------------------------------------------------
Annual dividend yield                               1.0%       1.0%       1.1%
Risk-free interest rate per annum                   5.2%       5.6%       6.2%
Expected annual volatility                         79.2%      85.0%      87.4%
Expected lives of options (years)                   7.0        7.0        7.0


A summary of the status of the Company's stock option plans as of December 31, 1999, 1998 and 1997, and changes during the years ending on those dates is presented below:

                                      1999                1998                  1997
                               ------------------   ------------------   ------------------
                                        Weighted-            Weighted-            Weighted-
                                         Average             Average               Average
                                        Exercise             Exercise             Exercise
                               Shares     Price     Shares     Price     Shares     Price
-------------------------------------------------------------------------------------------
Outstanding at
  beginning of year .......     1,006    $ 3.504     1,115    $ 2.935     1,081    $ 1.923
Granted ...................       513      9.435        86      9.404       327      5.123
Exercised .................      (264)     2.371      (155)     1.955      (260)     1.431
Forfeited .................       (27)     7.730       (40)     6.411       (33)     3.297
-------------------------------------------------------------------------------------------
Outstanding at end of year      1,228    $ 6.131     1,006    $ 3.504     1,115    $ 2.935
===========================================================================================
Options exercisable
  at year-end .............       586                  685                  680
Weighted-average fair value
 of options granted
 during the year ..........              $ 6.594              $ 6.834              $ 3.766


The following table summarizes information about stock options outstanding and exercisable at December 31, 1999:


                           Outstanding                         Exercisable
                 --------------------------------------  -----------------------
                            Weighted-
                             Average
                  Number    Remaining       Weighted-    Number      Weighted-
    Range of        of     Contractual       Average       of         Average
 Exercise Prices  Options  Life (years)  Exercise Price  Options  Exercise Price
--------------------------------------------------------------------------------
 $ 1.05 -  4.69     530        5.2          $ 2.460        477       $ 2.324
   6.75 -  9.98     615        8.9            8.471        101         7.330
  10.05 - 15.38      83        9.3           12.225          8        11.502
--------------------------------------------------------------------------------
 $ 1.05 - 15.38   1,228        7.3          $ 6.131        586       $ 3.320
================================================================================

                        TIMBERLINE SOFTWARE CORPORATION

                        NOTES TO FINANCIAL STATEMENTS

       (Amounts in thousands, except per share amounts and percentages)

Note 7 Income taxes:

The tax effects of significant items comprising the Company's net deferred tax liability as of December 31, 1999 and 1998 are as follows:

                                                              1999       1998
------------------------------------------------------------------------------
Deferred tax liabilities:
    Property and equipment                                   $  928     $  543
    Capitalized software costs                                  853        509
    Maintenance costs                                            80        120
    Other                                                        14         20
------------------------------------------------------------------------------
    Deferred tax liabilities                                  1,875      1,192
------------------------------------------------------------------------------
Deferred tax assets:
    Allowance for doubtful accounts                              56         71
    Employee expenses not currently deductible                   51         58
    Accrued rent expense                                         12         12
    Other                                                        65         21
------------------------------------------------------------------------------
    Deferred tax assets                                         184        162
------------------------------------------------------------------------------
Net deferred tax liability                                   $1,691     $1,030
==============================================================================


The net deferred tax liability is classified in the balance sheet as follows:

                                                              1999       1998
------------------------------------------------------------------------------
Deferred income taxes                                        $1,725     $1,047
Deferred tax assets included in other
  current assets                                                (34)       (17)
------------------------------------------------------------------------------
Net deferred tax liability                                   $1,691     $1,030
==============================================================================


The provision for income taxes is composed of the following:

                                                    1999      1998       1997
------------------------------------------------------------------------------
Current:
  Federal                                         $4,302     $3,300     $1,949
  State                                              893        674        331
Deferred:
  Federal                                            575        111        125
  State                                              137         27         30
------------------------------------------------------------------------------
Total                                             $5,907     $4,112     $2,435
==============================================================================

                        TIMBERLINE SOFTWARE CORPORATION

                        NOTES TO FINANCIAL STATEMENTS

       (Amounts in thousands, except per share amounts and percentages)

A reconciliation of the difference between the provision for income taxes and the income taxes computed at the federal statutory rate is summarized below:

                                                  1999       1998       1997
------------------------------------------------------------------------------
Income taxes based on federal statutory rate    $ 5,568    $ 3,857    $ 2,370
State tax, net of federal tax benefit               691        469        230
Research and development credits                   (324)      (283)      (251)
Other                                               (28)        69         86
------------------------------------------------------------------------------
Provision for income taxes                      $ 5,907    $ 4,112    $ 2,435
==============================================================================


Note 8 Business segment information:

The Company's operations are divided into two operating segments: software products and software services. Software products encompass software product revenue across all of the Company's product lines. Software services encompass fees for all services after the software is sold, such as annual maintenance and technical support service contracts, consulting and training services. The Company accounts for revenue and cost of revenue on these two operating segments, and tracks specifically identifiable expenses related to the generation of revenue for each of those segments. There are no intersegment transactions. These segments are managed separately because of different revenue and marketing strategies and different strategic planning processes.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 of Notes to Financial Statements. The Company evaluates its performance in each segment based on its operating contribution, which includes revenue, cost and expenses that can be specifically identified with each segment. Product development and general and administrative expenses are not allocated to the segments for determining its operating contribution because such an allocation would be based on subjective factors. The Company also does not allocate assets by segment in evaluating the performance of each segment. Information about each operating segment and a reconciliation of operating contribution to operating income is as follows for the years ended December 31, 1999, 1998 and 1997:

                                                  1999       1998       1997
------------------------------------------------------------------------------
Net revenue:
    Software products                           $29,291    $24,786    $18,928
    Services                                     24,176     18,197     15,354
    Other                                         1,647      1,310        958
------------------------------------------------------------------------------
    Net revenue                                 $55,114    $44,293    $35,240
==============================================================================
Operating contribution:
    Software products                           $19,968    $16,971    $11,619
    Services                                     10,112      6,892      6,196
    Other revenue, net of cost                    1,437      1,109        725
    Product development expenses                (10,624)    (8,863)    (7,264)
    General and administrative expenses          (5,541)    (5,334)    (4,776)
------------------------------------------------------------------------------
    Operating income                            $15,352    $10,775    $ 6,500
==============================================================================

                        TIMBERLINE SOFTWARE CORPORATION

                        NOTES TO FINANCIAL STATEMENTS

       (Amounts in thousands, except per share amounts and percentages)

The Company operates primarily in the United States. In terms of net revenue, more than 94 percent of its net revenue in 1999, 1998 and 1997 was generated from customers located in the United States. No revenue from customers located in any one foreign country accounted for more than three percent of the Company's net revenue during those years.


Note 9 Commitments:

The Company leases some equipment and office facilities under noncancelable operating leases. Its major lease commitment relates to a lease entered into in 1996 and expiring in 2003 for additional office space for expansion of its former corporate offices. That office space is currently being subleased for the balance of the lease term.

Total rent expense under operating leases, net of sublease rental income, was $188, $825 and $986 in 1999, 1998 and 1997, respectively. Future minimum rental payments under these leases as of December 31, 1999, are as follows:

                          Year ending December 31,
                          ------------------------
                              2000     $  265
                              2001        270
                              2002        271
                              2003        107
                              2004         29
                              ---------------
                              Total    $  942
                              ===============

Future minimum rental payments shown above have not been reduced by future minimum sublease rental income of $670 from a noncancelable sublease.


Note 10 Employee benefit plan:

The Company has a retirement plan, under the provisions of Section 401(k) of the Internal Revenue Code, covering substantially all employees. Under the terms of the plan, employees may make contributions computed on a percentage of pay. The Company may match employee contributions up to a set percentage of pay. The Company may, at its discretion, make an additional year-end contribution out of profits. Contributions by the Company under the plan were $598 in 1999, $479 in 1998 and $393 in 1997.

                        TIMBERLINE SOFTWARE CORPORATION

                        NOTES TO FINANCIAL STATEMENTS

       (Amounts in thousands, except per share amounts and percentages)


Note 11 Quarterly financial information (unaudited):

                                                             Basic     Diluted
                          Net      Cost and       Net      Earnings   Earnings
                        Revenue    Expenses     Income     per Share  per Share
-------------------------------------------------------------------------------
1999
1st quarter             $13,341     $ 9,777     $ 2,230    $   0.18   $   0.17
2nd quarter              13,271       9,715       2,255        0.18       0.17
3rd quarter              13,350       9,518       2,465        0.19       0.19
4th quarter              15,152      10,752       3,244        0.25       0.25

1998
1st quarter             $ 9,383     $ 7,674     $ 1,159    $   0.09   $   0.09
2nd quarter              10,460       8,078       1,623        0.13       0.13
3rd quarter              11,078       8,447       1,726        0.14       0.13
4th quarter              13,372       9,319       2,686        0.22       0.21

                         INDEPENDENT AUDITORS' REPORT



Board of Directors and Shareholders
Timberline Software Corporation
Beaverton, Oregon


We have audited the accompanying balance sheets of Timberline Software Corporation as of December 31, 1999 and 1998, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Timberline Software Corporation as of December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.



/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP
Portland, Oregon
January 21, 2000

                        TIMBERLINE SOFTWARE CORPORATION

                  FORM 10-K FOR YEAR ENDED DECEMBER 31, 1999

                                EXHIBIT INDEX*



    Consents

     23   Independent Auditors' Consent

    Miscellaneous

     27   Financial Data Schedule for the year ended December 31, 1999




* See Item 14(a)(3) of this Report for a list of all exhibits, including those incorporated by reference.