Form 10-Q
period 2000-03-31
TIMBERLINE SOFTWARE CORPORATION
filed 2000-05-12
CIK 314436

U.S. SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                   FORM  10-Q

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2000


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

                                (503) 690-6775
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

At May 10, 2000, 12,865,737 shares of common stock of the registrant were outstanding.

TIMBERLINE SOFTWARE CORPORATION
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
TABLE OF CONTENTS
------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
              Condensed balance sheets, March 31, 2000 and
                December 31, 1999 ............................... 3
              Condensed statements of operations for the three
                months ended March 31, 2000 and 1999............. 4
              Condensed statements of cash flows for the three
                months ended March 31, 2000 and 1999............. 5
              Notes to condensed financial statements ........... 6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations .................... 9

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ...................... 16

SIGNATURES ..................................................... 16

EXHIBIT INDEX .................................................. 17

PART I. Financial Information

Item 1. Financial Statements

TIMBERLINE SOFTWARE CORPORATION
CONDENSED BALANCE SHEETS
MARCH 31, 2000 (Unaudited) AND DECEMBER 31, 1999
(Amounts in thousands)
------------------------------------------------------------------------------

                                       March 31,       December 31,
                                         2000              1999
                                      -----------      -----------
ASSETS
------
Current assets:
Cash and cash equivalents                $ 8,362          $ 7,642
Temporary investments                     11,736           12,738
Accounts receivable, less allowance
  for doubtful accounts
  (March 31, 2000, $143;
  December 31, 1999, $143)                 4,416            5,025
Inventories                                  228              221
Other current assets                       1,875            1,501
                                     -----------      -----------
Total current assets                      26,617           27,127
                                     -----------      -----------

Property and equipment                    25,354           24,709
  Less accumulated depreciation
  and amortization                         6,725            6,364
                                     -----------      -----------
  Property and equipment - net            18,629           18,345
                                     -----------      -----------

Capitalized software costs - net           2,676            2,188

Purchased software - net                   3,126            2,602

Other assets                                  89               85
                                     -----------      -----------
  Total                                  $51,137          $50,347
                                     ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
Accounts payable                         $ 1,041          $   864
Deferred revenues                         14,874           13,725
Accrued employee expenses                  1,346            2,184
Income taxes payable                         313              467
Other current liabilities                    923            1,185
                                     -----------      -----------
Total current liabilities                 18,497           18,425
                                     -----------      -----------

Accrued rent expense                          30               30
Deferred income taxes                      1,911            1,725

Shareholders' equity:
Common stock, without par value
  authorized, 20,000 shares;
  issued - March 31, 2000, 12,838
  shares; December 31, 1999,
  12,822 shares                              385              385
Additional paid in capital                 5,515            5,405
Accumulated other comprehensive
 loss                                        (83)             (70)
Retained earnings                         24,882           24,447
                                     -----------      -----------
Total shareholders' equity                30,699           30,167
                                     -----------      -----------
  Total                                  $51,137          $50,347
                                     ===========      ===========

See notes to condensed financial statements.

TIMBERLINE SOFTWARE CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (Unaudited)
(Amounts in thousands, except per share data)
------------------------------------------------------------------------------

                                       2000               1999
                                    ----------         ----------
Net revenue:
  Software license fees                $ 5,550            $ 7,472
  Service fees                           6,475              5,500
  Other                                    315                369
                                    ----------         ----------
  Net revenue                           12,340             13,341
                                    ----------         ----------

Cost and expenses:

  Cost of revenue                        1,185              1,128

  Client services                        3,104              2,452

  Product development                    3,118              2,464

  Sales and marketing                    2,077              2,406

  General and administrative             1,629              1,327
                                    ----------         ----------

  Total cost and expenses               11,113              9,777
                                    ----------         ----------

Operating income                         1,227              3,564

Other income                               289                 91
                                    ----------         ----------

Income before income taxes               1,516              3,655

Provision for income taxes                 568              1,425
                                    ----------         ----------

Net income                             $   948            $ 2,230
                                    ==========         ==========

Earnings per share:
  Basic                                $  0.07            $  0.18
  Diluted                                 0.07               0.17


See notes to condensed financial statements.


TIMBERLINE SOFTWARE CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (Unaudited)
(Amounts in thousands)
------------------------------------------------------------------------------

                                          2000           1999
                                       ----------     ----------
Net cash provided by
  operating activities                    $ 2,145        $ 3,635
                                       ----------     ----------

Cash flows from investing
  activities:
Payments for property,
  equipment and purchased software         (1,378)          (606)
Capitalized software costs                   (633)        (1,080)
Proceeds from investments                     989          1,805
Other                                           1              2
                                       ----------     ----------

Net cash provided by (used in)
  investing activities                     (1,021)           121
                                       ----------     ----------

Cash flows from financing
  activities:
Long-term debt payments                         -         (5,500)
Proceeds from issuance of
  common stock                                109            289
Dividends paid                               (513)          (378)
                                       ----------     ----------

Net cash used in financing
   activities                                (404)        (5,589)
                                       ----------     ----------

Net increase (decrease) in cash
  and cash equivalents                        720         (1,833)
Cash and cash equivalents,
  beginning of the period                   7,642         10,193
                                       ----------     ----------

Cash and cash equivalents,
  end of the period                       $ 8,362        $ 8,360
                                       ==========     ==========

Supplemental information:
Cash paid during the period for
  income taxes                            $   494        $   396
                                       ==========     ==========

See notes to condensed financial statements.


TIMBERLINE SOFTWARE CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2000 AND 1999 (Unaudited) (Amounts in thousands)

1.   Condensed financial statements

     Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from these condensed financial statements. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1999. The balance sheet at December 31, 1999 has been condensed from the audited balance sheet as of that date. The results of operations for the three month periods ended March 31, 2000 and 1999 are not necessarily indicative of the operating results for the full year.

     In the opinion of management, all adjustments, consisting of normal recurring adjustments, have been made to present fairly the Company's financial position at March 31, 2000 and the results of its operations and its cash flows for the three month periods ended March 31, 2000 and 1999.

2.   Earnings per share

     A reconciliation of the common shares used in the denominator for computing basic and diluted earnings per share for the three month periods ended March 31, 2000 and 1999 is as follows:

                                               Three Months Ended
                                                     March 31,
                                               ------------------
                                                 2000       1999
                                               -------    -------
      Weighted-average shares outstanding,
        used in computing basic earnings
        per share                               12,829     12,591

      Effect of dilutive stock options             360        406
                                               -------    -------
      Weighted-average shares outstanding,
        used in computing diluted earnings
        per share                               13,189     12,997
                                               =======    =======

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2000 AND 1999
(Unaudited)(Continued)
(Amounts in thousands)

3.   Comprehensive income

     Statements of comprehensive income for the three month periods ended March 31, 2000 and 1999 are not presented because the difference between net income and comprehensive income is not material. The only difference between the Company's net income and comprehensive income relates to the change in the unrealized net gain (loss) on temporary investments. For the three months ended March 31, 2000 and 1999, net income would have been reduced by $13 and $6, respectively, to arrive at comprehensive income of $935 and $2,224, respectively, due to the change in the unrealized net loss on temporary investments.

4.   Operating segment information

     The Company's operations are divided into two operating segments: software products and software services. The Company evaluates its performance in each segment based on its operating contribution, which includes revenue, cost and expenses that can be specifically identified within each segment. Product development and general and administrative expenses are not allocated to the segments for determining its operating contribution because such an allocation would be based on subjective factors. Information about each operating segment and a reconciliation of operating contribution to operating income for the three month periods ended March 31, 2000 and 1999 is as follows:

                                                       Three Months Ended
                                                            March 31,
                                                       ------------------
                                                        2000       1999
                                                       -------    -------
      Net revenue:
        Software products                              $ 5,550    $ 7,472
        Services                                         6,475      5,500
        Other                                              315        369
                                                       -------    -------
        Net revenue                                    $12,340    $13,341
                                                       =======    =======

TIMBERLINE SOFTWARE CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2000 AND 1999
(Unaudited)(Continued)
(Amounts in thousands)

                                                        Three Months Ended
                                                            March 31,
                                                        ------------------
                                                         2000       1999
                                                        -------    -------
      Operating Contribution:
        Software products                               $ 3,191    $ 4,875
        Services                                          2,529      2,152
        Other revenue, net of cost                          254        328
        Product development expenses                     (3,118)    (2,464)
        General and administrative expenses              (1,629)    (1,327)
                                                        -------    -------
        Operating income                                $ 1,227    $ 3,564
                                                        =======    =======

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations

TIMBERLINE SOFTWARE CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Amounts in thousands, except percentages and per share data)
------------------------------------------------------------------------------

Forward-Looking Statements
--------------------------

This Report includes forward-looking statements. The words or phrases "anticipates," "believes," "expects," "intends," "will continue," "estimates," "plans," "projects," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

The Company's forward-looking statements are subject to certain risks, trends, and uncertainties that could cause actual results to vary materially from anticipated results, including, without limitation, delays in new product releases, delays in acceptance of the Company's products in the marketplace, failures by the Company's outside vendors to perform as promised, changes in the software operating systems for which the Company's products are written, increased competition, and changes in general market conditions. These factors are discussed in further detail below under "Risks and Uncertainties." Should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those discussed herein as expected, believed, estimated, intended or anticipated. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.

Results of Operations
---------------------

The Company's results of operations for the three month periods ended March 31, 2000 and 1999 and the changes on a period over period comparison are set forth below:

                                Three Months Ended
                                      March 31,                       %
                                -------------------    Increase   Increase
                                 2000        1999     (Decrease) (Decrease)
--------------------------------------------------------------------------
Net revenue:
  Software license fees        $ 5,550     $ 7,472     $(1,922)     (25.7)
  Service fees                   6,475       5,500         975       17.7
  Other                            315         369         (54)     (14.6)
--------------------------------------------------------------------------
  Net revenue                   12,340      13,341      (1,001)      (7.5)
--------------------------------------------------------------------------
Cost and expenses:
  Cost of revenue                1,185       1,128          57        5.1
  Client services                3,104       2,452         652       26.6
  Product development            3,118       2,464         654       26.5
  Sales and marketing            2,077       2,406        (329)     (13.7)
  General and administrative     1,629       1,327         302       22.8
--------------------------------------------------------------------------
  Total cost and expenses       11,113       9,777       1,336       13.7
--------------------------------------------------------------------------
Operating income                 1,227       3,564      (2,337)     (65.6)
Other income                       289          91         198      217.6
--------------------------------------------------------------------------
Income before income taxes       1,516       3,655      (2,139)     (58.5)
Provision for income taxes         568       1,425        (857)     (60.1)
--------------------------------------------------------------------------
Net income                     $   948     $ 2,230     $(1,282)     (57.5)
==========================================================================


The following table presents the Company's operating statement data expressed as a percentage of net revenue for the three months ended March 31, 2000 and 1999:


                               Three Months Ended
                                     March 31,
                               ------------------
                                   2000      1999
-------------------------------------------------
Net revenue:
  Software license fees            45.0      56.0
  Service fees                     52.4      41.2
  Other                             2.6       2.8
-------------------------------------------------
  Net revenue                     100.0     100.0
-------------------------------------------------
Cost and expenses:
  Cost of revenue                   9.6       8.5
  Client services                  25.2      18.4
  Product development              25.3      18.5
  Sales and marketing              16.8      18.0
  General and administrative       13.2       9.9
-------------------------------------------------
  Total cost and expenses          90.1      73.3
-------------------------------------------------
Operating income                    9.9      26.7
Other income                        2.4       0.7
-------------------------------------------------
Income before income taxes         12.3      27.4
Provision for income taxes          4.6      10.7
-------------------------------------------------
Net income                          7.7      16.7
=================================================

NET REVENUE. Net revenue for the quarter ended March 31, 2000 decreased compared to the same period last year, primarily due to a decline in software license revenue. Software license fees from the Company's Accounting products, which comprised 68 percent of the Company's total software license fees for the three months ended March 31, 2000, decreased 21 percent compared to the same period in 1999. The Company believes the following factors contributed to this decline:

- There was a general consensus by market research firms and industry experts that there would be a significant, continuing demand well into the year 2000 by construction companies needing to upgrade their computer software because of the Y2K issue. So far this year, the Company has not seen any significant business related to Y2K.

- The Company experienced a significant slowdown in sales leads at the end of 1999 due to construction companies focusing on their internal operations in preparation for the upcoming new millennium.

- The Company had targeted the specialty contractor segment of the construction industry as a primary focus for future growth. However, because of delays in introducing new products needed for this market segment, the Company has not been able to begin penetration as quickly as it had anticipated.

Estimating software license fees, which accounted for 32 percent of the Company's total software license fees for the three months ended March 31, 2000, decreased 34 percent compared to the same period in 1999. The decrease was due to the largest, single software order in the Company's history during the first quarter of 1999 for which there was no comparable order in 2000. Excluding this order from last year, estimating software revenue increased over 20 percent.

Service fee revenue increased, primarily due to an increase in revenue from maintenance and support plans. Revenue from these service plans, which accounted for more than 80 percent of total service fees for the quarter ended March 31, 2000, increased 27 percent over the same period last year. This increase was primarily due to the increase in the Company's user base through new software orders during 1999, and an increase in the percentage of users renewing their annual service plans. Also contributing to the overall increase in service fee revenue, consulting revenue increased nine percent over the same period last year. These increases were partially offset by a 36 percent decline in training revenue, primarily due to the decrease in new software orders.

COST OF REVENUE. Cost of revenue as a percentage of net revenue, increased slightly for the three months ended March 31, 2000, over the same period in 1999. This was primarily due to higher royalty costs associated with software revenue.

OPERATING EXPENSES. Operating expenses increased 15 percent for the three months ended March 31, 2000, over the same period last year.

Expenses for client services increased primarily due to expenses incurred in restructuring the consulting services practice which the Company has targeted for future growth which the Company experienced higher personnel costs required to retain and hire highly qualified technical support specialists to handle telephone support.

Product development expenses increased, primarily due to additional personnel hired to keep the Company's development schedule on track for enhancements to the software as well as research and development on new software products. Product development expenses for the quarter were reduced by $633 of capitalized software development costs related to new software products. The Company expects overall product development expenses to remain above its 1999 level throughout 2000.

Sales and marketing expenses decreased for the three months ended March 31, 2000 compared to the same period last year, primarily due to lower commission expenses resulting from lower software revenue. This was partially offset by an increase in personnel and additional expenses for the Company's Australian sales office, which was opened during this quarter. As a percentage of net revenue, sales and marketing expenses decreased to 17 percent for the three months ended March 31, 2000 from 18 percent for the same period in 1999.

General and administrative expenses increased for the three months ended March 31, 2000 over the same period last year. The increase was primarily due to increased depreciation and amortization expense (mainly due to a new IS system that was implemented last September), an increase in legal and insurance costs and an increase in personnel.

OTHER INCOME. Other income increased for the three months ended March 31, 2000 over the same period last year, primarily due to an increase in interest income. This increase was a result of cash and cash equivalents and temporary investments increasing $9,782 to $20,098 at March 31, 2000, compared to $10,316 at March 31, 1999.

PROVISION FOR INCOME TAXES. The Company's effective tax rate was 37.5 percent for the three months ended March 31, 2000 compared to 39.0 percent for the same period in 1999. The provision for income taxes is based on the Company's estimate of the effective tax rate for each of the respective years.

Capital Resources and Liquidity
-------------------------------

The Company generally meets its liquidity needs through cash generated from operations. During the three months ended March 31, 2000, net cash provided by operations was $2,145 compared to $3,635 for the same period in 1999. This decrease was primarily due to the decrease in the profitability of the Company's operations for the first three months of 2000 compared to the same period in 1999. Working capital decreased to $8,120 at March 31, 2000 from $8,702 at December 31, 1999, as a result of several factors discussed below. Net accounts receivable at March 31, 2000 were $4,416, a decrease of $609 compared to December 31, 1999, primarily due to the decline in software license fee revenue during this period. DSO (Days Sales Outstanding) at March 31, 2000 increased slightly to 32, compared to 30 at December 31, 1999. Net capitalized software costs increased $488 to $2,676 at March 31, 2000 from $2,188 at December 31, 1999, primarily due to cost incurred in the development of new products. Purchased software increased $524 to $3,126 at March 31, 2000 from $2,602 at December 31, 1999, primarily due to the recently announced purchase of a service billing application.

Deferred revenues at March 31, 2000 increased $1,149 to $14,874 from $13,725 at December 31, 1999 primarily due to an increase in the billings for annual maintenance and support service plans. Revenue from annual maintenance and support service billings are recognized ratably over the service plan period. Accrued employee expenses decreased $838 to $1,346 at March 31, 2000, from $2,184 at December 31, 1999, primarily due to payments during this quarter of the Company's 1999 matching contribution to its 401(k) plan and 1999's profit sharing expense.

In January 2000, the Company declared a regular quarterly cash dividend of $.04 per share, aggregating $513. The Company plans to continue to pay quarterly cash dividends consistent with its capital needs and income levels.

In March the Board of Directors authorized management to repurchase up to 1,300 shares of the Company's common stock in the open market. This action by the Board reflects its confidence in the Company's future prospects and the outstanding value of the Company's stock at current market prices.

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

Dependence on Microsoft Operating System; Obsolescence and Technological Changes. The Company is a specialty software developer, an industry characterized by rapid technological change. Its software is designed to work with specific operating systems developed by Microsoft Corporation. If substantial changes are made to those operating systems or if new operating systems are adopted, the Company's software may not function properly, necessitating that the Company invest additional resources to adapt its software to those changes. Also, other operating systems may be introduced on which the Company's software may not function, which may also cause additional resources to be expended which would otherwise be devoted to improving the Company's software or developing new software.

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

PART II. Other Information

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          (27) Financial Data Schedule

     (b)  Reports on Form 8-K

          No Form 8-K was filed during the three months ended March 31, 2000.

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              TIMBERLINE SOFTWARE CORPORATION
                              ...............................

                                       (Registrant)


Date May 12, 2000             /s/ Carl C. Asai
                              -----------------------------------------------
                              Carl C. Asai, Sr. Vice President,
                              Finance & Chief Financial Officer

                                   FORM 10-Q
                                 Exhibit Index

Exhibit
-------

(27)  Financial Data Schedule