Form 10-Q
period 2000-06-30
TIMBERLINE SOFTWARE CORPORATION
filed 2000-08-11
CIK 314436

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2000


     [_] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____

                        Commission File Number 0-16376

                        TIMBERLINE SOFTWARE CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 Oregon                                 93-0748489
    -------------------------------                 -------------------
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                 Identification No.)

15195 N.W. Greenbrier Parkway, Beaverton, Oregon        97006-5701
------------------------------------------------        ----------
    (Address of principal executive offices)            (Zip code)

                                (503) 690-6775
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

At August 8, 2000, 12,705,841 shares of common stock of the registrant were outstanding.

TIMBERLINE SOFTWARE CORPORATION
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
TABLE OF CONTENTS
------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
              Condensed consolidated balance sheets, June 30,
                2000 and December 31, 1999...................................3
              Condensed consolidated statements of operations
                for the three months ended June 30, 2000 and
                1999.........................................................4
              Condensed consolidated statements of operations
                for the six months ended June 30, 2000 and
                1999.........................................................5
              Condensed consolidated statements of cash flows
                for the six months ended June 30, 2000 and
                1999.........................................................6
              Notes to condensed consolidated financial
                statements...................................................7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ...............................11

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security
            Holders.........................................................19

Item 6.  Exhibits and Reports on Form 8-K...................................19
SIGNATURES..................................................................20
EXHIBIT INDEX ..............................................................21

PART I. Financial Information
Item 1. Financial Statements

TIMBERLINE SOFTWARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2000 (Unaudited) AND DECEMBER 31, 1999
(Amounts in thousands)
------------------------------------------------------------------------------

                                       June 30,       December 31,
                                         2000             1999
                                     -----------      -----------
ASSETS
------
Current assets:
Cash and cash equivalents                $ 8,019          $ 7,642
Temporary investments                     10,473           12,738
Accounts receivable, less allowance
  for doubtful accounts
  (June 30, 2000, $142;
  December 31, 1999, $143)                 4,398            5,025
Inventories                                  249              221
Other current assets                       1,950            1,501
                                     -----------      -----------
Total current assets                      25,089           27,127
                                     -----------      -----------

Property and equipment                    28,851           27,749
  Less accumulated depreciation
  and amortization                         7,965            7,329
                                     -----------      -----------
  Property and equipment - net            20,886           20,420
                                     -----------      -----------

Capitalized software costs - net           4,473            2,715

Other assets                                 218               85
                                     -----------      -----------
  Total                                  $50,666          $50,347
                                     ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
Accounts payable                         $   931          $   864
Deferred revenues                         14,865           13,725
Accrued employee expenses                  1,446            2,184
Income taxes payable                           -              467
Other current liabilities                  1,427            1,185
                                     -----------      -----------
Total current liabilities                 18,669           18,425
                                     -----------      -----------

Accrued rent expense                          30               30
Deferred income taxes                      2,223            1,725

Shareholders' equity:
Common stock, without par value
  authorized, 20,000 shares;
  issued - June 30, 2000, 12,729
  shares; December 31, 1999,
  12,822 shares                              382              385
Additional paid in capital                 5,626            5,405
Accumulated other comprehensive
 loss                                        (67)             (70)
Retained earnings                         23,803           24,447
                                     -----------      -----------
Total shareholders' equity                29,744           30,167
                                     -----------      -----------
  Total                                  $50,666          $50,347
                                     ===========      ===========
See notes to condensed consolidated financial
statements.

TIMBERLINE SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999 (Unaudited)
(Amounts in thousands, except per share data)
------------------------------------------------------------------------------

                                       2000               1999
                                    ----------         ----------
Net revenue:
  Software license fees                $ 5,136            $ 7,226
  Service fees                           6,800              5,786
  Other                                    205                259
                                    ----------         ----------
  Net revenue                           12,141             13,271
                                    ----------         ----------

Cost and expenses:

  Cost of revenue                        1,427              1,311

  Client services                        2,842              2,507

  Product development                    3,265              2,546

  Sales and marketing                    2,295              2,019

  General and administrative             1,687              1,332
                                    ----------         ----------

  Total cost and expenses               11,516              9,715
                                    ----------         ----------

Operating income                           625              3,556

Other income                               280                142
                                    ----------         ----------

Income before income taxes                 905              3,698

Provision for income taxes                 316              1,443
                                    ----------         ----------

Net income                             $   589            $ 2,255
                                    ==========         ==========

Earnings per share:
  Basic                                $  0.05            $  0.18
  Diluted                                 0.05               0.17



See notes to condensed consolidated financial statements.


TIMBERLINE SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (Unaudited)
(Amounts in thousands, except per share data)
------------------------------------------------------------------------------

                                       2000               1999
                                    ----------         ----------
Net revenue:
  Software license fees                $10,686            $14,698
  Service fees                          13,275             11,286
  Other                                    520                628
                                    ----------         ----------
  Net revenue                           24,481             26,612
                                    ----------         ----------

Cost and expenses:

  Cost of revenue                        2,612              2,439

  Client services                        5,946              4,959

  Product development                    6,383              5,010

  Sales and marketing                    4,372              4,425

  General and administrative             3,316              2,659
                                    ----------         ----------

  Total cost and expenses               22,629             19,492
                                    ----------         ----------

Operating income                         1,852              7,120

Other income                               569                233
                                    ----------         ----------

Income before income taxes               2,421              7,353

Provision for income taxes                 884              2,868
                                    ----------         ----------

Net income                             $ 1,537            $ 4,485
                                    ==========         ==========

Earnings per share:
  Basic                                $  0.12            $  0.36
  Diluted                                 0.12               0.34



See notes to condensed consolidated financial statements.


TIMBERLINE SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (Unaudited)
(Amounts in thousands)
------------------------------------------------------------------------------

                                          2000           1999
                                       ----------     ----------
Net cash provided by
  operating activities                    $ 4,083        $ 7,385
                                       ----------     ----------

Cash flows from investing
  activities:
Payments for property and
  equipment                                (1,703)        (1,197)
Capitalized software costs                 (2,308)        (1,210)
Proceeds from investments                   2,267          2,967
Purchase of investments                         -         (6,178)
Other                                           1              3
                                       ----------     ----------

Net cash used in investing
  activities                               (1,743)        (5,615)
                                       ----------     ----------

Cash flows from financing
  activities:
Long-term debt payments                         -         (5,500)
Proceeds from issuance of
  common stock                                291            750
Common stock reacquired                    (1,226)             -
Dividends paid                             (1,028)          (757)
                                       ----------     ----------

Net cash used in financing
   activities                              (1,963)        (5,507)
                                       ----------     ----------

Net increase (decrease) in cash
  and cash equivalents                        377         (3,737)
Cash and cash equivalents,
  beginning of the period                   7,642         10,193
                                       ----------     ----------

Cash and cash equivalents,
  end of the period                       $ 8,019        $ 6,456
                                       ==========     ==========

Supplemental information:
Cash paid during the period for
  income taxes                            $ 1,049        $ 2,651
                                       ==========     ==========


See notes to condensed consolidated financial statements.

TIMBERLINE SOFTWARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2000 AND 1999 (Unaudited) (Amounts in thousands)

1.   Condensed consolidated financial statements

     Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these condensed financial statements. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1999. The balance sheet at December 31, 1999 has been condensed from the audited balance sheet as of that date. The results of operations for the three and six month periods ended June 30, 2000 and 1999 are not necessarily indicative of the operating results for the full year.

     In the  opinion of  management,  all  adjustments,  consisting  of normal recurring adjustments, have been made to present fairly the Company's financial position at June 30, 2000 and the results of its operations and its cash flows for the three and six month periods ended June 30, 2000 and 1999.

     Certain reclassifications have been made in the 1999 financial statements to conform to the 2000 presentation.

     The accompanying financial statements include the accounts of the Company as well as its wholly-owned subsidiary, which was opened in Australia during March 2000. The functional currency of the subsidiary is
     Australian dollars. Gains and losses resulting from foreign currency translation are recorded as other comprehensive income and accumulated as a separate component of shareholders' equity. All significant intercompany balances and transactions are eliminated in consolidation.

2.   Recent accounting pronouncement

     In December 1999, the Securities and Exchange Commission (the SEC) released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements and will be effective for the Company in the fourth quarter of fiscal 2000. The Company believes that the effect, if any, of the adoption of this standard will not be material to the Company's consolidated financial position, results of operations or cash flows.

TIMBERLINE SOFTWARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2000 AND 1999
(Unaudited)(Continued) (Amounts in thousands)

3.   Earnings per share

     A reconciliation of the common shares used in the denominator for computing basic and diluted earnings per share for the three and six month periods ended June 30, 2000 and 1999 is as follows:

                                               Three Months Ended
                                                     June 30,
                                               ------------------
                                                 2000       1999
                                               -------    -------
      Weighted-average shares outstanding,
        used in computing basic earnings
        per share                               12,800     12,646

      Effect of dilutive stock options             223        465
                                               -------    -------
      Weighted-average shares outstanding,
        used in computing diluted earnings
        per share                               13,023     13,111
                                               =======    =======

                                                Six Months Ended
                                                     June 30,
                                               ------------------
                                                 2000       1999
                                               -------    -------
      Weighted-average shares outstanding,
        used in computing basic earnings
        per share                               12,814     12,618

      Effect of dilutive stock options             292        437
                                               -------    -------
      Weighted-average shares outstanding,
        used in computing diluted earnings
        per share                               13,106     13,055
                                               =======    =======

TIMBERLINE SOFTWARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2000 AND 1999
(Unaudited)(Continued) (Amounts in thousands)

4.   Comprehensive income

     Statements of comprehensive income for the three and six month periods ended June 30, 2000 and 1999 are not presented because the difference between net income and comprehensive income is not material. The difference between the Company's net income and comprehensive income relates to the change in the unrealized net gain (loss) on temporary investments and translation gain (loss) related to the consolidation of the Company's wholly-owned foreign subsidiary. For the three months ended June 30, 2000 and 1999, net income would have been increased by $16 and reduced by $28, respectively, to arrive at comprehensive income of $605 and $2,227, respectively. For the six months ended June 30, 2000 and 1999, net income would have been increased by $3 and reduced by $34, respectively, to arrive at comprehensive income of $1,540 and $4,451, respectively.

5.   Operating segment information

     The Company's operations are divided into two operating segments: software products and software services. The Company evaluates its performance in each segment based on its operating contribution, which includes revenue, cost and expenses that can be specifically identified within each segment. Product development and general and administrative expenses are not allocated to the segments for determining its operating contribution because such an allocation would be based on subjective factors. Information about each operating segment and a reconciliation of operating contribution to operating income for the three and six month periods ended June 30, 2000 and 1999 is as follows:

                                                       Three Months Ended
                                                            June 30,
                                                       ------------------
                                                        2000       1999
                                                       -------    -------
      Net revenue:
        Software products                              $ 5,136    $ 7,226
        Services                                         6,800      5,786
        Other                                              205        259
                                                       -------    -------
        Net revenue                                    $12,141    $13,271
                                                       =======    =======

TIMBERLINE SOFTWARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2000 AND 1999
(Unaudited)(Continued) (Amounts in thousands)

                                                         Three Months Ended
                                                              June 30,
                                                         ------------------
                                                           2000       1999
                                                         -------    -------
        Operating Contribution:
        Software products                                $ 2,249    $ 4,851
        Services                                           3,181      2,361
        Other revenue, net of cost                           147        222
        Product development expenses                      (3,265)    (2,546)
        General and administrative expenses               (1,687)    (1,332)
                                                         -------    -------
        Operating income                                 $   625    $ 3,556
                                                         =======    =======

                                                          Six Months Ended
                                                               June 30,
                                                         ------------------
                                                          2000       1999
                                                         -------    -------
        Net revenue:
          Software products                              $10,686    $14,698
          Services                                        13,275     11,286
          Other                                              520        628
                                                         -------    -------
          Net revenue                                    $24,481    $26,612
                                                         =======    =======

                                                          Six Months Ended
                                                               June 30,
                                                         ------------------
                                                          2000       1999
                                                         -------    -------
        Operating Contribution:
          Software products                              $ 5,440    $ 9,726
          Services                                         5,709      4,513
          Other revenue, net of cost                         402        550
          Product development expenses                    (6,383     (5,010)
          General and administrative expenses             (3,316)    (2,659)
                                                         -------    -------
          Operating income                               $ 1,852    $ 7,120
                                                         =======    =======

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations

TIMBERLINE SOFTWARE CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Amounts in thousands, except percentages and per share data)
------------------------------------------------------------------------------

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

Results of Operations
---------------------

The Company's results of operations for the three and six month periods ended June 30, 2000 and 1999 and the changes on a period over period comparison are set forth below:

                                Three Months Ended
                                      June 30,                      %
                                -------------------   Increase   Increase
                                  2000       1999    (Decrease) (Decrease)
--------------------------------------------------------------------------
Net revenue:
  Software license fees        $ 5,136     $ 7,226     $(2,090)     (28.9)
  Service fees                   6,800       5,786       1,014       17.5
  Other                            205         259         (54)     (20.8)
--------------------------------------------------------------------------
  Net revenue                   12,141      13,271      (1,130)      (8.5)
--------------------------------------------------------------------------
Cost and expenses:
  Cost of revenue                1,427       1,311         116        8.8
  Client services                2,842       2,507         335       13.4
  Product development            3,265       2,546         719       28.2
  Sales and marketing            2,295       2,019         276       13.7
  General and administrative     1,687       1,332         355       26.7
--------------------------------------------------------------------------
  Total cost and expenses       11,516       9,715       1,801       18.5
--------------------------------------------------------------------------
Operating income                   625       3,556      (2,931)     (82.4)
Other income                       280         142         138       97.2
--------------------------------------------------------------------------
Income before income taxes         905       3,698      (2,793)     (75.5)
Provision for income taxes         316       1,443      (1,127)     (78.1)
--------------------------------------------------------------------------
Net income                     $   589     $ 2,255     $(1,666)     (73.9)
==========================================================================

                                 Six Months Ended
                                      June 30,                      %
                                -------------------   Increase   Increase
                                 2000        1999    (Decrease) (Decrease)
--------------------------------------------------------------------------
Net revenue:
  Software license fees        $10,686     $14,698     $(4,012)     (27.3)
  Service fees                  13,275      11,286       1,989       17.6
  Other                            520         628        (108)     (17.2)
--------------------------------------------------------------------------
  Net revenue                   24,481      26,612      (2,131)      (8.0)
--------------------------------------------------------------------------
Cost and expenses:
  Cost of revenue                2,612       2,439         173        7.1
  Client services                5,946       4,959         987       19.9
  Product development            6,383       5,010       1,373       27.4
  Sales and marketing            4,372       4,425         (53)      (1.2)
  General and administrative     3,316       2,659         657       24.7
--------------------------------------------------------------------------
  Total cost and expenses       22,629      19,492       3,137       16.1
--------------------------------------------------------------------------
Operating income                 1,852       7,120      (5,268)     (74.0)
Other income                       569         233         336      144.2
--------------------------------------------------------------------------
Income before income taxes       2,421       7,353      (4,932)     (67.1)
Provision for income taxes         884       2,868      (1,984)     (69.2)
--------------------------------------------------------------------------
Net income                     $ 1,537     $ 4,485     $(2,948)     (65.7)
==========================================================================

The following tables present the Company's operating statement data expressed as a percentage of net revenue for the three and six months ended June 30, 2000 and 1999:


                               Three Months Ended
                                     June 30,
                               ------------------
                                   2000      1999
-------------------------------------------------
Net revenue:
  Software license fees            42.3      54.4
  Service fees                     56.0      43.6
  Other                             1.7       2.0
-------------------------------------------------
  Net revenue                     100.0     100.0
-------------------------------------------------
Cost and expenses:
  Cost of revenue                  11.8       9.9
  Client services                  23.4      18.9
  Product development              26.9      19.2
  Sales and marketing              18.9      15.2
  General and administrative       13.9      10.0
-------------------------------------------------
  Total cost and expenses          94.9      73.2
-------------------------------------------------
Operating income                    5.1      26.8
Other income                        2.4       1.1
-------------------------------------------------
Income before income taxes          7.5      27.9
Provision for income taxes          2.6      10.9
-------------------------------------------------
Net income                          4.9      17.0
=================================================

                                Six Months Ended
                                     June 30,
                                -----------------
                                   2000      1999
-------------------------------------------------
Net revenue:
  Software license fees            43.7      55.2
  Service fees                     54.2      42.4
  Other                             2.1       2.4
-------------------------------------------------
  Net revenue                     100.0     100.0
-------------------------------------------------
Cost and expenses:
  Cost of revenue                  10.7       9.2
  Client services                  24.3      18.6
  Product development              26.1      18.8
  Sales and marketing              17.8      16.6
  General and administrative       13.5      10.0
-------------------------------------------------
  Total cost and expenses          92.4      73.2
-------------------------------------------------
Operating income                    7.6      26.8
Other income                        2.3       0.9
-------------------------------------------------
Income before income taxes          9.9      27.7
Provision for income taxes          3.6      10.8
-------------------------------------------------
Net income                          6.3      16.9
=================================================

NET REVENUE. Net revenue for the three months ended June 30, 2000 decreased compared to the same period a year ago, primarily due to a decline in software license revenue. The Company continued to see a slowdown in software orders in comparison to the prior year, primarily due to the post Y2K effect and longer sales cycles. The Company's Accounting products, which comprise 67 percent of the Company's software license revenue for the three months ended June 30, 2000 declined 36 percent compared to the same period in 1999. Its Estimating products, which accounted for 33 percent of the Company's software license revenue, decreased by seven percent from the comparable period in 1999.

Service fee revenue increased, primarily due to an increase in revenue from maintenance and support plans. Revenue from these service plans, which accounted for 86 percent of total service fees for the quarter ended June 30, 2000, increased 28 percent over the same period last year. This increase was primarily due to the increase in the Company's user base through new software orders during 1999, and an increase in the percentage of users renewing their annual service plans. The increase in revenue from service plans was partially offset by a 24 percent decline in consulting revenue and a 19 percent decline in training revenue, compared to the same period last year. These declines were primarily due to the decrease in new software orders in 2000.

For the six months ended June 30, 2000 net revenue declined compared to the same period in 1999, primarily due to a decrease in software license revenue. As previously mentioned above, the Company believes this decrease was due to a slowdown in software orders, primarily due to the post Y2K effect and longer sales cycles. Additionally, the decline in software license revenue from 1999 was partially due to the shipment of an Estimating software order during the first quarter of 1999, which was the single, largest software order in the Company's history. The Company had no comparable software order in 2000. The Company's Accounting products, which accounted for 68 percent of the total software license revenue for the six months ended June 30, 2000, decreased 29 percent compared to the same period in 1999. Estimating software license revenue decreased 23 percent compared to the same period a year ago. Excluding the large software order mentioned above from Estimating software license revenue in 1999, Estimating software revenue for the first six months of 2000 increased six percent over 1999.

The increase in service fee revenue for the six months ended June 30, 2000, over the same period last year was primarily due to an increase in revenue from maintenance and support plans. Revenue from these service plans, which accounted for 84 percent of total service fees for the six months ended June 30, 2000, increased 28 percent over the same period last year. This increase was primarily due to the increase in the Company's user base through new software orders during 1999, and an increase in the percentage of users renewing their annual service plans. The increase in revenue from service plans was partially offset by a seven percent decrease in consulting revenue and a 28 percent decrease in training revenue, compared to the same period last year. These declines were primarily due to the decrease in new software orders in 2000.

COST OF REVENUE. Cost of revenue, as a percentage of net revenue, increased for the three and six month periods ended June 30, 2000, over the same periods in 1999. This was primarily due to higher royalty payments and additional amortization of capitalized software costs.

OPERATING EXPENSES. Operating expenses increased 20 percent for the three months ended June 30, 2000, over the same period last year. For the six months ended June 30, 2000 these expenses increased 17 percent over the same period last year.

Expenses for client services increased for the three months ended June 30, 2000 over the same period last year. This was primarily due to increased personnel needed to handle increased call volume into our technical support area. For the six months ended June 30, 2000, these costs increased, primarily due to additional expenses incurred in restructuring the consulting services practice and the increased personnel costs mentioned above.

Product development expenses increased for the three and six month periods ended June 30, 2000 over the same periods last year, primarily due to additional personnel hired and contract software developers retained to keep the Company's development schedule on track for enhancements to the software as well as research and development on new software products. The Company expects overall product development expenses to remain above its 1999 level throughout 2000.

Sales and marketing expenses increased for the three months ended June 30, 2000, over the same period last year, primarily due to an increase in advertising-related expenses. For the six months ended June 30, 2000 sales and marketing expenses decreased over the same period last year, primarily due to lower commission expenses resulting from lower software revenue.

General and administrative expenses increased for the three and six month periods ended June 30, 2000 over the same periods last year. The increase was primarily due to increased depreciation and amortization expense, mainly related to a new IS system that was implemented last September, and an increase in legal and insurance costs.

OTHER INCOME. Other income increased for the three and six month periods ended June 30, 2000 over the same periods last year, primarily due to an increase in interest income. This increase was a result of cash and cash equivalents and temporary investments increasing $5,092 to $18,492 at June 30, 2000, compared to $13,400 at June 30, 1999.

PROVISION FOR INCOME TAXES. The Company's effective tax rate for the three and six month periods ended June 30, 2000 was 34.9 percent and 36.5 percent, respectively, compared to 39.0 percent for the comparable periods in 1999. The provision for income taxes is based on the Company's estimate of the effective tax rate for each of the respective years.

Capital Resources and Liquidity
-------------------------------

The Company generally meets its liquidity needs through cash generated from operations. During the six months ended June 30, 2000, net cash provided by operations was $4,083 compared to $7,385 for the same period in 1999. This decrease was primarily due to the decrease in the profitability of the Company's operations for the first six months of 2000 compared to the same period in 1999. Working capital decreased to $6,420 at June 30, 2000 from $8,702 at December 31, 1999, as a result of several factors discussed below. Net accounts receivable at June 30, 2000 were $4,398, a decrease of $627 compared to December 31, 1999, primarily due to the decline in software license fee revenue during this period. DSO (Days Sales Outstanding) at June 30, 2000 increased slightly to 33, compared to 30 at December 31, 1999. Net capitalized software costs increased $1,758 to $4,473 at June 30, 2000 from $2,715 at December 31, 1999, primarily due to cost incurred in the development of new products.

Deferred revenues at June 30, 2000 increased $1,140 to $14,865 from $13,725 at December 31, 1999 primarily due to an increase in the billings for annual maintenance and support service plans. Revenue from annual maintenance and support service billings are recognized ratably over the service plan period. Accrued employee expenses decreased $738 to $1,446 at June 30, 2000, from $2,184 at December 31, 1999, primarily due to payments in 2000 of the Company's 1999 matching contribution to its 401(k) plan and 1999's profit sharing expense. There was no income taxes payable at June 30, 2000 due to the payment of income taxes for 1999 and estimated tax payments for 2000.

During the first six months, the Company declared two regular quarterly cash dividends totaling $.08 per share, aggregating $1,028. The Company plans to continue to pay quarterly cash dividends consistent with its capital needs and income levels.

On March 31, 2000 the Company's Board of Directors authorized management to repurchase up to 1,300 shares of the Company's common stock in the open market. For the three months ended June 30, 2000, the Company repurchased 149 shares at a total cost of $1,226.

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

Competition. The computer software market is highly competitive and subject to change because of the rapid technological changes in the computer industry. The number of software vendors with which the Company competes varies from product to product and from region to region within the United States. Although the Company believes it is a major supplier of accounting and cost estimating software for the construction and property management industries, and that there are economical and technological barriers to discourage new specialty software vendors from entering into its segment of the software market, there can be no assurance that larger, well-known software developers will not target this segment of the market. Such competitors are considerably larger, more diversified, and have greater financial and other resources and enjoy greater brand recognition for their products than the Company.

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

PART II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on April 25, 2000. Shareholders took the following actions at the meeting:

1. The shareholders voted to elect all of the Board's nominees to the Company's Board of Directors. The following table sets forth information regarding votes cast with respect each nominee:

                                                 Votes                  Votes
                                                  For                 Withheld
                                               ----------             --------
     Curtis L. Peltz                           11,112,176              739,291
     Thomas P. Cox                             11,109,981              741,486
     James A. Meyer                            11,113,012              738,455
     Donald L. Tisdel                          11,216,026              635,441

2. The shareholders voted to ratify the Board's selection of auditors for 2000 by the affirmative vote of 11,762,505 shares with 41,564 shares voting against the proposal, and 47,397 shares abstaining.

3. The shareholders voted to approve the Company's 2000 Stock Incentive Plan by the affirmative vote of 6,276,204 shares with 1,253,404 shares voting against the proposal, 150,152 shares abstaining, and 4,171,707 broker non-votes.


Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          (27) Financial Data Schedule

     (b)  Reports on Form 8-K

          A Form 8-K was filed on April 4, 2000 to report that, on March 31, 2000, the Company's Board of Directors had authorized management to repurchase up to 1,300,000 shares of the Company's common stock from time to time in the open market.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        TIMBERLINE SOFTWARE CORPORATION
                                          (Registrant)


Date August 11, 2000                    /s/ Carl C. Asai
                                        --------------------------------------
                                        Carl C. Asai, Sr. Vice President,
                                        Finance (Chief Financial Officer)

                                   FORM 10-Q
                                 Exhibit Index

Exhibit                                                                 Page
-------                                                                ------

(27)  Financial Data Schedule                                             22