Form 10-Q
period 2000-09-30
TIMBERLINE SOFTWARE CORPORATION
filed 2000-11-13
CIK 314436

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2000


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

          15195 N.W. Greenbrier Parkway, Beaverton, Oregon 97006-5701
     --------------------------------------------------------------------
             (Address of principal executive offices) (Zip code)

                                (503) 690-6775
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

At November 9, 2000, 11,949,668 shares of common stock of the registrant were outstanding.

TIMBERLINE SOFTWARE CORPORATION
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
TABLE OF CONTENTS
------------------------------------------------------------------------------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

              Condensed consolidated balance sheets, September 30,
                2000 and December 31, 1999...................................3

              Condensed consolidated statements of operations
                for the three months ended September 30, 2000 and
                1999.........................................................4

              Condensed consolidated statements of operations
                for the nine months ended September 30, 2000 and
                1999.........................................................5

              Condensed consolidated statements of cash flows
                for the nine months ended September 30, 2000 and
                1999.........................................................6

              Notes to condensed consolidated financial
                statements...................................................7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ...............................11

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...................................20

SIGNATURE...................................................................21

EXHIBIT INDEX...............................................................22

PART I. Financial Information

Item 1. Financial Statements

TIMBERLINE SOFTWARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2000 (Unaudited) AND DECEMBER 31, 1999
(Amounts in thousands)
------------------------------------------------------------------------------


                                     September 30,     December 31,
                                         2000             1999
                                     -----------      -----------
ASSETS
------
Current assets:
Cash and cash equivalents                $ 6,063          $ 7,642
Temporary investments                      9,034           12,738
Accounts receivable, less allowance
  for doubtful accounts
  (September 30, 2000, $142;
  December 31, 1999, $143)                 4,752            5,025
Inventories                                  263              221
Other current assets                       1,307            1,501
                                     -----------      -----------
Total current assets                      21,419           27,127
                                     -----------      -----------

Property and equipment                    29,744           27,749
  Less accumulated depreciation
  and amortization                         8,476            7,329
                                     -----------      -----------
  Property and equipment - net            21,268           20,420
                                     -----------      -----------

Capitalized software costs - net           5,440            2,715

Other assets                                 216               85
                                     -----------      -----------
  Total                                  $48,343          $50,347
                                     ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
Accounts payable                         $ 1,130          $   864
Deferred revenues                         14,040           13,725
Accrued employee expenses                  1,856            2,184
Income taxes payable                           -              467
Other current liabilities                    960            1,185
                                     -----------      -----------
Total current liabilities                 17,986           18,425
                                     -----------      -----------

Accrued rent expense                         184               30
Deferred income taxes                      2,582            1,725

Shareholders' equity:
Common stock, without par value
  authorized, 20,000 shares;
  issued - September 30, 2000, 12,331
  shares; December 31, 1999,
  12,822 shares                              370              385
Additional paid in capital                 5,460            5,405
Accumulated other comprehensive
  loss                                       (29)             (70)
Retained earnings                         21,790           24,447
                                     -----------      -----------
Total shareholders' equity                27,591           30,167
                                     -----------      -----------
  Total                                  $48,343          $50,347
                                     ===========      ===========


See notes to condensed consolidated financial statements.


TIMBERLINE SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (Unaudited) (Amounts in thousands, except per share data)

------------------------------------------------------------------------------

                                       2000               1999
                                    ----------         ----------
Net revenue:
  Software license fees                $ 5,978            $ 6,749
  Service fees                           6,900              6,204
  Other                                    145                397
                                    ----------         ----------
  Net revenue                           13,023             13,350
                                    ----------         ----------

Cost and expenses:

  Cost of revenue                        1,173              1,144

  Client services                        3,194              2,573

  Product development                    3,482              2,671

  Sales and marketing                    2,512              1,857

  General and administrative             1,678              1,273
                                    ----------         ----------

  Total cost and expenses               12,039              9,518
                                    ----------         ----------

Operating income                           984              3,832

Other income                               247                210
                                    ----------         ----------

Income before income taxes               1,231              4,042

Provision for income taxes                 449              1,577
                                    ----------         ----------

Net income                             $   782            $ 2,465
                                    ==========         ==========

Earnings per share:
  Basic                                $  0.06            $  0.19
  Diluted                                 0.06               0.19



See notes to condensed consolidated financial statements.


TIMBERLINE SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (Unaudited)
(Amounts in thousands, except per share data)
----------------------------------------------------------------

                                       2000               1999
                                    ----------         ----------
Net revenue:
  Software license fees                $16,664            $21,447
  Service fees                          20,175             17,490
  Other                                    665              1,025
                                    ----------         ----------
  Net revenue                           37,504             39,962
                                    ----------         ----------

Cost and expenses:

  Cost of revenue                        3,785              3,583

  Client services                        9,140              7,532

  Product development                    9,865              7,681

  Sales and marketing                    6,884              6,282

  General and administrative             4,994              3,932
                                    ----------         ----------

  Total cost and expenses               34,668             29,010
                                    ----------         ----------

Operating income                         2,836             10,952

Other income                               816                443
                                    ----------         ----------

Income before income taxes               3,652             11,395

Provision for income taxes               1,333              4,445
                                    ----------         ----------

Net income                             $ 2,319            $ 6,950
                                    ==========         ==========

Earnings per share:
  Basic                                $  0.18            $  0.55
  Diluted                                 0.18               0.53




See notes to condensed consolidated financial statements.



TIMBERLINE SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (Unaudited)
(Amounts in thousands)

------------------------------------------------------------------------------

                                          2000           1999
                                       ----------     ----------
Net cash provided by
  operating activities                    $ 5,714        $11,938
                                       ----------     ----------

Cash flows from investing
  activities:
Payments for property and
  equipment                                (2,594)        (2,131)
Capitalized software costs                 (3,523)        (1,367)
Proceeds from investments                   3,745          2,166
Purchase of investments                         -         (8,161)
Other                                          15              2
                                       ----------     ----------

Net cash used in investing
  activities                               (2,357)        (9,491)
                                       ----------     ----------

Cash flows from financing
  activities:
Long-term debt payments                         -         (5,500)
Proceeds from issuance of
  common stock                                302          1,395
Common stock reacquired                    (3,702)             -
Dividends paid                             (1,536)        (1,139)
                                       ----------     ----------

Net cash used in financing
   activities                              (4,936)        (5,244)
                                       ----------     ----------

Net decrease in cash
  and cash equivalents                     (1,579)        (2,797)
Cash and cash equivalents,
  beginning of the period                   7,642         10,193
                                       ----------     ----------

Cash and cash equivalents,
  end of the period                       $ 6,063        $ 7,396
                                       ==========     ==========

Supplemental information:
Cash paid during the period for
  income taxes                            $ 1,165        $ 2,999
                                       ==========     ==========


See notes to condensed consolidated financial statements.


TIMBERLINE SOFTWARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000
AND 1999 (Unaudited)
(Amounts in thousands)

1.   Condensed consolidated financial statements

     Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these condensed financial statements. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1999. The balance sheet at December 31, 1999 has been condensed from the audited balance sheet as of that date. The results of operations for the three and nine month periods ended September 30, 2000 and 1999 are not necessarily indicative of the operating results for the full year.

     In the opinion of management, all adjustments, consisting of normal recurring adjustments, have been made to present fairly the Company's financial position at September 30, 2000 and the results of its operations and its cash flows for the three and nine month periods ended September 30, 2000 and 1999.

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

2.   Recent accounting pronouncements

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

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and

TIMBERLINE SOFTWARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999 (Unaudited)(Continued)
(Amounts in thousands)

     reporting standards for derivative instruments and hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. This statement, as amended, is effective beginning for the Company's fiscal year ending December 31, 2001. Currently, the Company does not have any derivative instruments and believes that the adoption of this statement will not have a material impact on its consolidated financial statements.

3.   Earnings per share

     A reconciliation of the common shares used in the denominator for computing basic and diluted earnings per share for the three and nine month periods ended September 30, 2000 and 1999 is as follows:

                                               Three Months Ended
                                                  September 30,
                                               ------------------
                                                 2000       1999
                                               -------    -------
      Weighted-average shares outstanding,
        used in computing basic earnings
        per share                               12,626     12,736

      Effect of dilutive stock options             179        444
                                               -------    -------
      Weighted-average shares outstanding,
        used in computing diluted earnings
        per share                               12,805     13,180
                                               =======    =======

                                                Nine Months Ended
                                                  September 30,
                                               ------------------
                                                 2000       1999
                                               -------    -------
      Weighted-average shares outstanding,
        used in computing basic earnings
        per share                               12,751     12,658

      Effect of dilutive stock options             241        465
                                               -------    -------
      Weighted-average shares outstanding,
        used in computing diluted earnings
        per share                               12,992     13,123
                                               =======    =======

TIMBERLINE SOFTWARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999 (Unaudited)(Continued)
(Amounts in thousands)

4.   Comprehensive income

     Statements of comprehensive income for the three and nine month periods ended September 30, 2000 and 1999 are not presented because the difference between net income and comprehensive income is not material. The difference between the Company's net income and comprehensive income relates to the change in the unrealized net gain (loss) on temporary investments and translation gain (loss) related to the consolidation of the Company's wholly-owned foreign subsidiary. For the three months ended September 30, 2000 and 1999, net income would have been increased by $38 and reduced by $9, respectively, to arrive at comprehensive income of $820 and $2,456, respectively. For the nine months ended September 30, 2000 and 1999, net income would have been increased by $41 and reduced by $43, respectively, to arrive at comprehensive income of $2,360 and $6,907, respectively.

5.   Operating segment information

     The Company's operations are divided into two operating segments: software products and software services. The Company evaluates its performance in each segment based on its operating contribution, which includes revenue, cost and expenses that can be specifically identified within each segment. Product development and general and administrative expenses are not allocated to the segments for determining its operating contribution because such an allocation would be based on subjective factors. Information about each operating segment and a reconciliation of operating contribution to operating income for the three and nine month periods ended September 30, 2000 and 1999 is as follows:

                                                      Three Months Ended
                                                         September 30,
                                                      ------------------
                                                         2000       1999
                                                       -------    -------
      Net revenue:
        Software products                              $ 5,978    $ 6,749
        Services                                         6,900      6,204
        Other                                              145        397
                                                       -------    -------
        Net revenue                                    $13,023    $13,350
                                                       =======    =======

TIMBERLINE SOFTWARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999 (Unaudited)(Continued)
(Amounts in thousands)

                                                      Three Months Ended
                                                         September 30,
                                                      ------------------
                                                         2000       1999
                                                       -------    -------
      Operating Contribution:
        Software products                              $ 3,080    $ 4,744
        Services                                         2,977      2,733
        Other revenue, net of cost                          87        299
        Product development expenses                    (3,482)    (2,671)
        General and administrative expenses             (1,678)    (1,273)
                                                       -------    -------
        Operating income                               $   984    $ 3,832
                                                       =======    =======

                                                       Nine Months Ended
                                                         September 30,
                                                      ------------------
                                                         2000       1999
                                                      -------    -------
      Net revenue:
        Software products                              $16,664    $21,447
        Services                                        20,175     17,490
        Other                                              665      1,025
                                                       -------    -------
        Net revenue                                    $37,504    $39,962
                                                       =======    =======

                                                       Nine Months Ended
                                                         September 30,
                                                      ------------------
                                                         2000       1999
                                                      -------    -------
      Operating Contribution:
        Software products                              $ 8,520    $14,470
        Services                                         8,686      7,246
        Other revenue, net of cost                         489        849
        Product development expenses                    (9,865)    (7,681)
        General and administrative expenses             (4,994)    (3,932)
                                                       -------    -------
        Operating income                               $ 2,836    $10,952
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

Results of Operations
---------------------

The Company's results of operations for the three and nine month periods ended September 30, 2000 and 1999 and the changes on a period over period comparison are set forth below:

                                Three Months Ended
                                   September 30,                Percentage
                                -------------------   Increase   Increase
                                 2000        1999    (Decrease) (Decrease)
--------------------------------------------------------------------------
Net revenue:
  Software license fees        $ 5,978     $ 6,749     $  (771)     (11.4)%
  Service fees                   6,900       6,204         696       11.2
  Other                            145         397        (252)     (63.5)
--------------------------------------------------------------------------
  Net revenue                   13,023      13,350        (327)      (2.4)
--------------------------------------------------------------------------
Cost and expenses:
  Cost of revenue                1,173       1,144          29        2.5
  Client services                3,194       2,573         621       24.1
  Product development            3,482       2,671         811       30.4
  Sales and marketing            2,512       1,857         655       35.3
  General and administrative     1,678       1,273         405       31.8
--------------------------------------------------------------------------
  Total cost and expenses       12,039       9,518       2,521       26.5
--------------------------------------------------------------------------
Operating income                   984       3,832      (2,848)     (74.3)
Other income                       247         210          37       17.6
--------------------------------------------------------------------------
Income before income taxes       1,231       4,042      (2,811)     (69.5)
Provision for income taxes         449       1,577      (1,128)     (71.5)
--------------------------------------------------------------------------
Net income                     $   782     $ 2,465     $(1,683)     (68.3)%
==========================================================================

                                 Nine Months Ended
                                   September 30,                Percentage
                                -------------------   Increase   Increase
                                 2000        1999    (Decrease) (Decrease)
--------------------------------------------------------------------------
Net revenue:
  Software license fees        $16,664     $21,447     $(4,783)     (22.3)%
  Service fees                  20,175      17,490       2,685       15.4
  Other                            665       1,025        (360)     (35.1)
--------------------------------------------------------------------------
  Net revenue                   37,504      39,962      (2,458)      (6.2)
--------------------------------------------------------------------------
Cost and expenses:
  Cost of revenue                3,785       3,583         202        5.6
  Client services                9,140       7,532       1,608       21.3
  Product development            9,865       7,681       2,184       28.4
  Sales and marketing            6,884       6,282         602        9.6
  General and administrative     4,994       3,932       1,062       27.0
--------------------------------------------------------------------------
  Total cost and expenses       34,668      29,010       5,658       19.5
--------------------------------------------------------------------------
Operating income                 2,836      10,952      (8,116)     (74.1)
Other income                       816         443         373       84.2
--------------------------------------------------------------------------
Income before income taxes       3,652      11,395      (7,743)     (68.0)
Provision for income taxes       1,333       4,445      (3,112)     (70.0)
--------------------------------------------------------------------------
Net income                     $ 2,319     $ 6,950     $(4,631)     (66.6)%
==========================================================================

The following tables present the Company's operating statement data expressed as a percentage of net revenue for the three and nine months ended September 30, 2000 and 1999:


                               Three Months Ended
                                 September 30,
                               ------------------
                                   2000      1999
-------------------------------------------------
Net revenue:
  Software license fees            45.9%     50.6%
  Service fees                     53.0      46.4
  Other                             1.1       3.0
-------------------------------------------------
  Net revenue                     100.0     100.0
-------------------------------------------------
Cost and expenses:
  Cost of revenue                   9.0       8.6
  Client services                  24.5      19.3
  Product development              26.7      20.0
  Sales and marketing              19.3      13.9
  General and administrative       12.9       9.5
-------------------------------------------------
  Total cost and expenses          92.4      71.3
-------------------------------------------------
Operating income                    7.6      28.7
Other income                        1.9       1.6
-------------------------------------------------
Income before income taxes          9.5      30.3
Provision for income taxes          3.5      11.8
-------------------------------------------------
Net income                          6.0%     18.5%
=================================================

                                Nine Months Ended
                                  September 30,
                                -----------------
                                   2000      1999
-------------------------------------------------
Net revenue:
  Software license fees            44.4%     53.7%
  Service fees                     53.8      43.8
  Other                             1.8       2.5
-------------------------------------------------
  Net revenue                     100.0     100.0
-------------------------------------------------
Cost and expenses:
  Cost of revenue                  10.1       9.0
  Client services                  24.4      18.9
  Product development              26.3      19.2
  Sales and marketing              18.3      15.7
  General and administrative       13.3       9.8
-------------------------------------------------
  Total cost and expenses          92.4      72.6
-------------------------------------------------
Operating income                    7.6      27.4
Other income                        2.2       1.1
-------------------------------------------------
Income before income taxes          9.8      28.5
Provision for income taxes          3.6      11.1
-------------------------------------------------
Net income                          6.2%     17.4%
=================================================

NET REVENUE. Net revenue for the three months ended September 30, 2000 was the highest quarterly revenue of the year for the Company, but remained slightly behind the net revenue amount reported in the same quarter last year. Most of the decrease was due to the decline in software license revenue. Software license revenue in 1999 benefited from the increased demand because of the Y2K effect, for which there was virtually no demand from this effect in 2000. Primarily as a result of this, software license revenue from the Company's Accounting products declined 15 percent compared to the third quarter last year. The lower software revenue in 2000 was partially offset by revenue generated from the August release of the Company's Service Management applications. The Company believes these applications will allow the Company to compete effectively in the specialty contractor area, which the Company believes is an important segment of the construction industry. Orders with Service Management applications garnered $380,000 in software revenue during the three months ended September 30, 2000. Also offsetting the decline in software revenue from the Company's Accounting products for this period was a 16 percent increase in Estimating software revenue over the same period last year. Overall software revenue increased sequentially over the second quarter this year by 16 percent, with double digit percentage increases in all of the Company's product lines.

Service fee revenue increased due to an increase in revenue from maintenance and support plans. Revenue from these service plans, which accounted for 88 percent of total service fees for the quarter ended September 30, 2000, increased 24 percent over the same period last year. This increase was primarily due to the increase in the Company's user base through new software orders during 1999 and an increase in the percentage of users renewing their annual service plans. The increase in revenue from service plans was partially offset by a 39 percent decline in consulting revenue and a 34 percent decline in training revenue, compared to the same period last year. These declines were primarily due to the decrease in new software orders in 2000.

For the nine months ended September 30, 2000 net revenue declined slightly compared to the same period in 1999, primarily due to a decrease in software license revenue. The Company believes this decrease was due to a slowdown in software orders, primarily due to the post Y2K effect and longer sales cycles. Additionally, the decline in software license revenue from 1999 was partially due to the shipment of an Estimating software order during the first quarter of 1999, which was the single, largest software order in the Company's history. The Company had no comparable software order in 2000. These negative factors were partially offset by the additional software revenue generated from the release of the Company's Service Management applications in August 2000. Overall, the Company's Accounting products declined 26 percent during the nine months ended September 30, 2000 compared to the same period in 1999 and the Company's Estimating products decreased 12 percent. Excluding the large software order mentioned above from Estimating software license revenue in 1999, Estimating software revenue for the first nine months of 2000 increased approximately 10 percent over 1999.

The increase in service fee revenue for the nine months ended September 30, 2000 over the same period last year was due to an increase in revenue from maintenance and support plans. Revenue from these service plans, which accounted for 85 percent of total service fees for the nine months ended September 30, 2000, increased 26 percent over the same period last year. This increase was primarily due to the increase in the Company's user base through new software orders during 1999 and an increase in the percentage of users renewing their annual service plans. The increase in revenue from service plans was partially offset by a 19 percent decrease in consulting revenue and a 30 percent decrease in training revenue, compared to the same period last year. These declines were primarily due to the decrease in new software orders in 2000.

COST OF REVENUE. Cost of revenue, as a percentage of net revenue, increased slightly during the three and nine-month periods ended September 30, 2000, over the same periods in 1999. This was primarily due to higher royalty payments and additional amortization of capitalized software costs.

OPERATING EXPENSES. Operating expenses increased 30 percent for the three months ended September 30, 2000, over the same period last year. For the nine months ended September 30, 2000 these expenses increased 21 percent over the same period last year.

Client services expenses increased for the three months ended September 30, 2000 over the same period last year, primarily due to increased personnel costs and additional training expenses for both its internal technical support group and the Company's independent certified consultants and trainers. For the nine months ended September 30, 2000, these costs increased, primarily due to additional expenses incurred in restructuring the consulting services practice and the increased personnel and training costs mentioned above. The Company expects client services expenses to remain above 1999's level for the remainder of the year.

Product development expenses increased for the three and nine month periods ended September 30, 2000 over the same periods last year. The increases were primarily due to additional personnel hired and contract software developers retained to keep the development schedule on track for enhancements to the Company's existing software as well as research and development on new software products. The Company expects overall product development expenses to remain above its 1999 level for the remainder of the year.

Sales and marketing expenses increased during the three months ended September

30, 2000, over the same period last year, primarily as a result of increased advertising-related expenses and sales expenses. The increase in sales expenses is attributable to the 46 percent increase in software revenue from the direct sales staff this quarter over the comparable quarter last year. For the nine months ended September 30, 2000 sales and marketing expenses increased over the same period last year, primarily due to an increase in advertising-related expenses and additional personnel expenses in the sales area.

General and administrative expenses increased for the three and nine month periods ended September 30, 2000 over the same periods last year. The increase was primarily due to increased depreciation and amortization expense, mainly related to a new IS system that was implemented in September 1999, additional personnel costs as the Company established a Human Resources/Legal Affairs group within the Company and an increase in legal and insurance costs. As a percentage of the Company's total operating expenses, general and administrative expenses remained at 15 percent for the three month periods ended September 30, 2000 and 1999 and increased slightly to 16 percent for the first nine months of 2000 from 15 percent for the same period in 1999.

OTHER INCOME. Other income, composed almost entirely of interest income, increased slightly during the three months ended September 30, 2000 over the same period last year, but increased significantly for the first nine months of 2000 compared to the comparable period in 1999. These increases were primarily due to an increase in interest rates earned on cash equivalents and an increase in the amount of funds invested in 2000 compared to 1999.

PROVISION FOR INCOME TAXES. The Company's effective tax rate for the three and nine month periods ended September 30, 2000 was 36.5 percent compared to 39.0 percent for the comparable periods in 1999. The provision for income taxes is based on the Company's estimate of the effective tax rate for each of the respective years.

Capital Resources and Liquidity
-------------------------------

The Company generally meets its liquidity needs through cash generated from operations. During the nine months ended September 30, 2000, net cash provided by operations was $5,714 compared to $11,938 for the same period in 1999. This decrease was primarily due to the decrease in the profitability of the Company's operations for the first nine months of 2000 compared to the same period in 1999. Working capital decreased to $3,433 at September 30, 2000 from $8,702 at December 31, 1999, as a result of several factors discussed below. Cash and temporary investments decreased $5,283 since the end of 1999, primarily due to the investment in new products (capitalized software costs) and the repurchase of the Company's common stock. Net accounts receivable at September 30, 2000 declined $273 since December 31, 1999, primarily due to the decline in software license fee revenue during the month of September in comparison to December 1999. DSO (Days Sales Outstanding) at September 30, 2000 increased slightly to 33, compared to 30 at December 31, 1999. Net capitalized software costs increased $2,725 to $5,440 at September 30, 2000 from $2,715 at December 31, 1999, primarily due to costs incurred in the development of new products which will support the Company's e-commerce and Project Management strategy.

Deferred revenues at September 30, 2000 increased $315 to $14,040 from $13,725 at December 31, 1999 primarily due to an increase in the billings for annual maintenance and support service plans. Revenue from annual maintenance and support service billings is recognized ratably over the service plan period. Accrued employee expenses decreased $328 to $1,856 at September 30, 2000, from $2,184 at December 31, 1999, primarily due to the payment in 2000 of the Company's 1999 profit sharing expense. There was no income taxes payable at September 30, 2000 due to the payment of income taxes for 1999 and estimated tax payments for 2000.

During the first nine months, the Company declared three regular quarterly cash dividends totaling $.12 per share, aggregating $1,536. The Company plans to continue to pay quarterly cash dividends consistent with its capital needs and income levels.

On March 31, 2000 the Company's Board of Directors authorized management to repurchase up to 1,300 shares of the Company's common stock in the open market. Through September 30, 2000, the Company repurchased 549 shares at a total cost of $3,702.

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

PART II. Other Information

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          (27) Financial Data Schedule

     (b)  Reports on Form 8-K

          No Form 8-K was filed during the three months ended September 30, 2000.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              TIMBERLINE SOFTWARE CORPORATION
                              ...............................

                                       (Registrant)

                              /s/ Carl C. Asai
Date November 13, 2000        ----------------------------------
                              Carl C. Asai, Sr. Vice President,
                              Finance (Chief Financial Officer)

                                   FORM 10-Q
                                 Exhibit Index

Exhibit                                                 Page
-------                                               ------

(27)  Financial Data Schedule                            23