Form 10-K
period 2000-12-31
TIMBERLINE SOFTWARE CORPORATION
filed 2001-03-28
CIK 314436

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 For the Fiscal Year Ended December 31, 2000.

[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
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

At March 15, 2001,  11,648,398  shares of common stock of the registrant  were outstanding. On such date, the aggregate market value of the voting stock held by non-affiliates of the registrant was $37,762,639.

                      DOCUMENTS INCORPORATED BY REFERENCE

Parts of the  Registrant's  Proxy Statement dated March 13, 2001,  prepared in connection  with the Annual  Meeting of  Shareholders  to be held on April 24,
2001 are incorporated by reference into Part III of this Report.

PART I

Item 1.  Business

General

Timberline(R)   Software  Corporation  (the  "Company"  or  "Timberline")  was
incorporated  in Oregon in 1979.  The  Company's  corporate  headquarters  are located in  Beaverton,  Oregon and it  maintains a home page on the World Wide
Web at http://www.timberline.com.

Timberline  develops,  markets,  and supports  accounting and cost  estimating computer  software  primarily  for the  construction  and property  management industries.  The  software is  designed to work on stand alone  microcomputers
(commonly  referred  to as  personal  computers  or "PC's") or in a network of microcomputers. Timberline also provides a range of support services for users of its software,  including  annual  maintenance and support plans,  classroom training, and on-site training and consulting.

The Company operates predominantly within the United States, but also licenses its products in other foreign countries, including Australia and Canada. As of
December 31, 2000, the Company believes that approximately 25,000 entities are currently using the Company's software products, of which more than 13,000 are currently  subscribing to one of the Company's maintenance and support service plans.

The Company's  operations  are divided into two operating  segments:  software products  and  software  services.  For  additional  information  about  these operating  segments,  see  Note  6 to  the  Company's  consolidated  financial statements for the year ended December 31, 2000.

Software Products

Software  license  revenue is a major source of the Company's net revenue.  In
2000, 1999 and 1998,  software  license revenue  accounted for 45 percent,  53 percent and 56 percent of net revenue for those years, respectively.

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

In 2000, the Company  embedded an SQL database  engine into its  Windows-based software  applications.  This replaced the proprietary database that was being used in earlier  versions  of its  software.  With this  change,  the  Company expects  some  users,  especially  those  with  many  concurrent  users on the software,  to see a significant  increase in the  performance of the software.
All users should see a much improved integrity of their database.

The Company also currently maintains certain software products that operate in the MS-DOS(R)  operating  environment.  As a result of the introduction of its
Windows-based  software  products,  the Company  generally  does not offer its
MS-DOS-based  software products for sale to new users, but primarily maintains these products for existing users of the software.

The Company has two main  software  product  lines:  Accounting  (composed  of construction and property management software) and Estimating.

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

In May 2000, the Company announced its e-commerce initiative.  Currently, many companies,  especially in the construction industry,  rely on paper, facsimile and phone  communication  in conducting  their  business.  The time and effort
required  to  process,   communicate  and  coordinate   these   activities  is
significant and the Company believes  increased  productivity and efficiencies can be gained by processing these transactions  electronically.  Timberline is currently  developing new functionality to its current suite of accounting and estimating  products,  which  will  enable  users of its  software  to conduct business-to-business  e-commerce  through  Internet  portals or directly  from desktop to desktop.  Timberline  users will be able to  communicate  and share information  with  existing  and future  online  construction  portals,  other software systems,  or companies that only have an Internet  connection.  Using
eXtensible   Markup  Language  (XML)  and  Timberline's   new   patent-pending
technology,  Timberline  users  will be able to send  electronic  construction documents that mimic their current  paper-based  documents to their suppliers, partners and other  interested  parties.  They, in turn, will be able to open, edit and re-send these  documents  back to the  originator  of the  documents, providing all parties with significant processing efficiencies.

Accounting Software

The Company's  Accounting software is designed for use in the construction and
property  management   industries.   This  group's  software  license  revenue
accounted  for over 69  percent,  72 percent  and 75 percent of the  Company's software license revenue in 2000, 1999 and 1998 respectively.

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

In June 1996,  the Company  released Gold Standard,  an integrated  accounting management system for the small to medium-sized  construction  companies.  The software was developed to give the Company's  Medallion  users an upgrade path to take  advantage of the  technology  that is now  available and to address a segment of the  construction  market which needed an accounting and management
information  system  that  used  state-of-the-art   technology,   without  the
additional  advanced  features  available  in and  added  expense  of the Gold
Extended software products.

All  three   levels  of   software   are   designed   around  a  core  set  of
accounting-oriented  applications,  such as General Ledger, Job Cost, Accounts
Payable,  Accounts  Receivable and Payroll.  Additional features were added to the software to meet the  industry-specific  needs of construction  companies.
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

At the end of 1999, the Company released Purchase Order and Inventory software applications  and in August 2000,  released Service  Management  applications.
These  applications,   bundled  with  its  current   construction   accounting
applications,   allow  the  Company  to  meet  the  needs  of  the   specialty
contractors,  such as the plumbing,  painting,  electrical,  roofing,  siding, heating and air  conditioning  companies.  The specialty  contractor area is a significant  segment of the construction  industry to which, until the release of the above  applications,  Timberline  was not able to  provide  a  complete accounting solution.

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

Estimating Software

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

In June 2000,  the  Company  released  Precision  Palm  Estimating,  its first application  for hand-held  personal  digital  assistants  (PDA's).  This will enable estimators to use a PDA to take off key project  information at the job site and then  synchronize  the device with the Company's  desktop  estimating software to quickly generate a detailed estimate.

The Company  plans to continue  to enhance  its  current  estimating  software applications.  In 2001,  the Company  plans to release a  conceptual  database product  allowing quick  estimates on new projects using  parametric  input, a modeling  feature  which will allow  estimators  to  analyze  various  what-if scenarios for facility and financial planning  purposes,  and a CAD integrator product,  which will  automatically  generate a  construction  estimate  using dimensional  attributes  captured  from CAD systems  that have adopted the new
Industry Foundation Classes Standard.

Support Services

The Company  generates a  significant  portion of its net revenue from service fees.  Service  fees  consist  primarily  of  maintenance  and  support  fees, classroom  training fees, sales of training  materials and on-site  consulting fees.

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

The Company also offers consulting  services to users who need or request more specialized  assistance in the set-up and use of Timberline software. In these situations,  the Company's  professional services group provides such services on-site  at the  user's  offices.  Requests  for such  services  are  received directly  from  the user or from  referrals  from  the  Company's  independent reseller channel. In certain circumstances, the Company may sub-contract these consulting services to a group of Timberline-certified consultants. This group is composed of  independent  third party  providers  who have met or surpassed standards  imposed by the Company of their  knowledge in  Timberline  software
products,   industry   knowledge,   accounting   and   estimating   expertise,
communication skills and other relevant factors.

Service fees are a significant  percentage of the Company's total net revenue.
In 2000, 1999, and 1998, service fees comprised 53 percent,  44 percent and 41 percent,  respectively,  of total net  revenue.  Maintenance  and support fees accounted  for over 75 percent of the  Company's  service fee revenue in those years. The Company is committed to maintaining a high level of quality related to its  support  services.  At the end of 2000,  38 percent  of the  Company's employees were directly associated with providing client services.

Sales/Distribution

The Company licenses its software products and sells its services primarily in the United  States.  The Company  also  licenses  its  software  products  and provides related services into Canada, Australia, and other foreign countries.
Revenue from foreign countries has not been significant,  comprising less than six percent of the Company's total net revenue in 2000, 1999 and 1998.

Product  distribution  is  primarily  handled  by value  added  resellers  and distributors.  The Company also  maintains a direct sales force to  complement its reseller channel and to handle sales to national  accounts and other large companies.

Timberline maintains a telemarketing staff for selling maintenance and support service plans and classroom training to its user base. On-site consulting fees are  generated  from requests for services from the users and resellers to the
Company's sales and client services staff.

Unfilled  orders for software  products at December 31, 2000 and 1999 were not significant.  The Company  typically ships software products within three days of receipt of the order.

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

Research and Development

Timberline  is  continually  in the process of  developing  new  software  and enhancing its existing  software  products in order to meet the changing needs of its current  users and the  marketplace.  At the end of 2000, 39 percent of the Company's  employees were directly  associated  with product  development.
Product development  expenses were $13,254,000,  $10,624,000 and $8,863,000 in
2000, 1999 and 1998, respectively. Of that total, $11,522,000, $9,325,000, and
$7,822,000 were incurred in 2000, 1999 and 1998, respectively, on research and development on new software products. An additional $5,183,000, $2,015,000 and
$173,000,  respectively,  of  product  development  expenses  on new  software products were capitalized in those same years.

Employees

At  December  31,  2000,  the  Company  had 509  employees,  of which 475 were full-time.  None of the employees  are  represented  by unions,  or subject to collective bargaining. Timberline's business is heavily dependent on retaining and attracting highly skilled employees.  As such, the Company has an employee benefits program that includes group health,  dental,  vision,  disability and life insurance  plans,  paid  vacations and holidays,  leave  privileges,  and educational  reimbursement.  The  Company  also has a pension  plan  under the provisions of section 401(k) of the Internal Revenue Code in which the Company is currently matching a certain  percentage of the employee's  contribution to the plan, and a profit sharing plan covering all employees.  Additionally, the
Company  has stock  option and stock  incentive  plans from which it may grant stock options and incentives to its  employees.  In 2000 and 1999, the Company granted  stock  options to  substantially  all employees and plans to continue this practice in the future.  The Company believes its  relationship  with its employees is good.

Item 2.  Properties

In October 1998, the Company moved into its new corporate headquarters located in Beaverton,  Oregon.  Most of the Company's  employees  and  operations  are located in this 89,000 square foot office and production  facility,  which was constructed by the Company on land it purchased in 1997.

In July 2000, the Company entered into a lease for additional  office space in close  proximity to its corporate  headquarters  to locate part of its product development  group.  Under this lease, the Company is currently leasing 24,000 square feet and will be leasing  another 24,000 square feet in July 2001. This lease expires in 2011.

The  Company  also  leases  small  regional  offices  under  short-term  lease arrangements for some of its sales,  consulting and training  functions in the following  metropolitan  areas:  Los Angeles,  CA; New York, NY; Concord,  NC;
Nashville, TN; and Jacksonville, FL.

In March 2000, the Company opened its first regional office outside the United
States in Sydney, Australia.

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

                               2000                              1999
                     -----------------------            ----------------------
                       High             Low               High           Low

First Quarter        $ 13.63         $  8.13            $ 12.84         $ 8.53
Second Quarter          9.31            7.31              14.44           8.81
Third Quarter           7.38            5.38              14.77          11.67
Fourth Quarter          6.00            3.38              15.38          11.48

As of March 2, 2001,  there were 318  shareholders  of record.  Based upon the requests  for the  Company's  proxy  material  for its 2001 annual  meeting of shareholders,  the Company believes there were approximately  6,600 beneficial shareholders  as of that date.  Cash  dividends paid in 2000 and 1999 amounted
(in thousands) to $2,015 and $1,675, respectively.

Item 6.  Selected Financial Data

(Amounts in thousands, except per share amounts and percentages)

                                     Year ended December 31,
                               ----------------------------------------
                               2000     1999     1998    1997     1996
-----------------------------------------------------------------------
Net revenue:
  Software license fees      $22,950  $29,291  $24,786 $18,928  $14,983
  Service fees                27,064   24,176   18,197  15,354   12,956
  Other                        1,162    1,647    1,310     958      720
-----------------------------------------------------------------------
  Net revenue                 51,176   55,114   44,293  35,240   28,659
Cost and expenses             47,205   39,762   33,518  28,740   26,004
-----------------------------------------------------------------------
Operating income               3,971   15,352   10,775   6,500    2,655
Other income - net             1,006      749      531     470      399
-----------------------------------------------------------------------
Income before income taxes     4,977   16,101   11,306   6,970    3,054
Provision for income taxes     1,646    5,907    4,112   2,435      870
-----------------------------------------------------------------------
Net income                   $ 3,331  $10,194 $  7,194 $ 4,535  $ 2,184
=======================================================================
Basic earnings per share     $  0.27  $  0.80  $  0.58 $  0.37  $  0.18
Diluted earnings per share   $  0.26  $  0.78  $  0.56 $  0.36  $  0.17
=======================================================================
Cash dividends               $ 2,015  $ 1,675  $ 1,236     833  $   625
Cash Dividends per share        0.16     0.13     0.10    0.07     0.05
Total assets                  48,968   50,347   41,549  25,754   18,042
Long-term debt                     -      -      5,417      -        -
Shareholders' equity          25,362   30,167   20,036  13,266    8,915
Working capital                  (33)   8,702    5,500   4,339    1,325
Current ratio                   1.00     1.47     1.37    1.38     1.16
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

The Company

Timberline   Software   Corporation   develops,   manufactures   and  licenses
accounting, cost estimating, and service management software primarily for the construction  and property  management  industries.  The Company also provides related  services  to its users,  including  annual  maintenance  and  support service  plans,  on-site  consulting  services,  and training.  Approximately, twenty-five  thousand  companies  use one or more  of the  Company's  software products.

Results of Operations

The Company's  consolidated results of operations for the years ended December
31, 2000, 1999 and 1998 and the changes on a year over year comparison are set forth below:
                                                                                       %
                                                          Increase/(Decrease) Increase/(Decrease)
                                                            -----------------   --------------
                                 Year ended December 31,      2000      1999      2000    1999
                               -------------------------       vs.       vs.       vs.     vs.
                                 2000      1999      1998     1999      1998      1999    1998
-----------------------------------------------------------------------------------------------
Net revenue:
  Software license fees        $22,950   $29,291   $24,786   $(6,341) $ 4,505    (21.6)%  18.2%
  Service fees                  27,064    24,176    18,197     2,888    5,979     11.9    32.9
  Other                          1,162     1,647     1,310      (485)     337    (29.4)   25.7
-----------------------------------------------------------------------------------------------
  Net revenue                   51,176    55,114    44,293    (3,938)  10,821     (7.1)   24.4
-----------------------------------------------------------------------------------------------
Cost and expenses:
  Cost of revenue                5,071     4,793     3,909       278      884      5.8    22.6
  Client services               12,459    10,353     8,496     2,106    1,857     20.3    21.9
  Product development           13,254    10,624     8,863     2,630    1,761     24.8    19.9
  Sales and marketing            9,781     8,451     6,916     1,330    1,535     15.7    22.2
  General and administrative     6,640     5,541     5,334     1,099      207     19.8     3.9
-----------------------------------------------------------------------------------------------
  Total cost and expenses       47,205    39,762    33,518     7,443    6,244     18.7    18.6
-----------------------------------------------------------------------------------------------
Operating income                 3,971    15,352    10,775   (11,381)   4,577    (74.1)   42.5
Other income                     1,006       749       531       257      218     34.3    41.1
-----------------------------------------------------------------------------------------------
Income before income taxes       4,977    16,101    11,306   (11,124)   4,795    (69.1)   42.4
Provision for income taxes       1,646     5,907     4,112    (4,261)   1,795    (72.1)   43.7
-----------------------------------------------------------------------------------------------
Net income                     $ 3,331   $10,194    $7,194   $(6,863) $ 3,000    (67.3)%  41.7%
===============================================================================================

The following table presents the Company's  consolidated  operating  statement data expressed as a percentage of net revenue for the years indicated:

                                                     Year ended December 31,
                                               --------------------------------
                                                  2000        1999        1998
-------------------------------------------------------------------------------
Net revenue:
  Software license fees                           44.8%       53.1%       56.0%
  Service fees                                    52.9        43.9        41.1
  Other                                            2.3         3.0         2.9
-------------------------------------------------------------------------------
  Net revenue                                    100.0%      100.0%      100.0%
-------------------------------------------------------------------------------
Cost and expenses:
  Cost of revenue                                  9.9         8.7         8.8
  Client services                                 24.3        18.8        19.2
  Product development                             25.9        19.3        20.0
  Sales and marketing                             19.1        15.3        15.6
  General and administrative                      13.0        10.0        12.1
-------------------------------------------------------------------------------
  Total cost and expenses                         92.2        72.1        75.7
-------------------------------------------------------------------------------
Operating income                                   7.8        27.9        24.3
Other income                                       1.9         1.3         1.2
-------------------------------------------------------------------------------
Income before income taxes                         9.7        29.2        25.5
Provision for income taxes                         3.2        10.7         9.3
-------------------------------------------------------------------------------
Net income                                         6.5%       18.5%       16.2%
===============================================================================

Net Revenue. Net revenue is composed primarily of software license revenue and service fee revenue.  Service fee revenue  increased in 2000 and 1999 over the previous years, but the Company's software license revenue in 2000 experienced
its  first  year-over-year   decline  since  1991.  Software  license  revenue
decreased  across all of the  Company's  product  lines.  In 2000,  Accounting software  license  revenue,  which  accounted for 69% of the  Company's  total software  license revenue  decreased 26%, while  Estimating  license  revenue, which accounted for 31% of the total software license revenue,  decreased 12%.
The Company  believes the decrease in the Accounting  software license revenue was primarily due to the decrease in the demand for software.  Many  companies in the few years prior to 2000 upgraded or replaced  their  existing  software that  was not  year  2000  compliant,  resulting  in  lower  demand  in  2000.

Additionally,  because of the  uncertainty in the U.S.  economy and signs of a slowdown in the  construction  industry  during the latter  part of 2000,  the
Company  believes many  prospective  buyers  delayed their  computer  software purchasing  decision.  Partially  offsetting  the effect of the decline in the demand was additional revenue from new products  introduced in 2000. These new products  include the purchase  order and inventory  applications,  which were introduced at the end of 1999 and service management applications,  which were introduced in August 2000. These applications  enable the Company to penetrate the specialty  contractor market, which is a new area the Company has targeted to further  expand into the various  segments  of the  construction  industry.
Estimating software revenue declined in 2000 compared to 1999,  primarily as a result  of a large  software  order  in 1999,  which  was the  single  largest software  order in the  Company's  history.  Excluding  that  order from 1999,
Estimating software revenue in 2000 increased slightly over 1999.

In 1999,  Accounting software license revenue,  which accounted for 72% of the
Company's  total  software  license  revenue,  increased  14%  over  1998  and
Estimating  software license revenue,  which account for 28% of total software license fees,  increased 30%. The increase in Accounting  software revenue was primarily  due to an increase in revenue  generated  from the  Company's  Gold
Collection for Construction Accounting. The Company believes this increase was primarily due to three  factors:  the continued  strength in the  construction industry,  the increasing  dominance of our products in our targeted  markets, and the need by many companies to upgrade or replace their  existing  software which was not year 2000 compliant.  Estimating  software revenue  increased in
1999  compared to 1998,  primarily  due to an  Estimating  software  licensing arrangement  during the first  quarter of 1999,  which was the single  largest software order in the Company's history.

In terms of revenue mix,  software license revenue  accounted for 45%, 53% and
56% of net revenue in 2000, 1999 and 1998,  respectively.  A large majority of software licensing  arrangements are made in the United States.  International
(non-U.S.)  software  revenue,  as a  percentage  of total  software  revenue, increased slightly in 2000 to 7% from 6% for 1999 and 1998.

Service fee revenue is comprised primarily of fees from annual maintenance and support  service plans and fees for consulting  and training.  The increase in service fee revenue was due to the increase in revenue from annual maintenance and support  service plans.  Revenue from these plans,  which comprised 86% of the total  service  fee revenue for 2000,  increased  23% over 1999.  This was partially  offset by a decline in consulting and training  revenue,  primarily due to a lower demand for these  services as a direct result of the decline in the Company's software license revenue.  Service fee revenue in 1999 increased significantly  over 1998  primarily  due to an increase in revenue from annual maintenance  and support service plans.  Fees from these service plans,  which accounted for over 78% of the Company's total service fees in 1999,  increased
35%,  primarily  due to the  increase in the  Company's  user base through new product sales, the revision in the pricing structure for these plans which was instituted during the first quarter of 1998, and an increase in the percentage of users renewing  their annual  service plans.  The Company also believes the increase was due to a higher quality of service being provided to its users as a result  of a  significant  re-engineering  and  restructuring  of the way it provides  telephone  support.  Consulting  fees in 1999 increased 55% over the prior  year.  Although  this is not a large  percentage  of net  revenue,  the
Company  targeted  this area as a source for future  growth.  Training fees in
1999 remained essentially flat compared to 1998 because, in the latter part of
1998, the Company  transferred the primary  responsibility of holding training classes for users to its reseller  channel.  The reduction in training revenue was offset with increased sales of training materials.

Cost of Revenue. Cost of revenue consists primarily of software documentation,
assembly  and  shipping   costs,   royalties   paid  to  outside   developers,
amortization of capitalized  software development costs and cost of facilities and outside  services  for training  and  consulting.  Cost of revenue in 2000 increased slightly, and as a percentage of net revenue,  increased to 10% from
9% in 1999.  The increase was  primarily  due to an increase in royalties  and
amortization  of  capitalized   software  costs.  Cost  of  revenue  increased
significantly  in 1999 over 1998, but as a percentage of net revenue  remained constant  at 9%. The  increase  in the dollar  amount for cost of revenue  was primarily  due to higher  costs  related to software  license  and  consulting revenue. These sources of revenue increased significantly in 1999 over 1998.

Operating  Expenses.  Operating  expenses  amounted to $42,134,  $34,969,  and
$29,609 in 2000, 1999 and 1998, respectively.  These expenses increased 20% in
2000 and 18% in 1999 over the previous  years. As a percentage of net revenue, operating expenses increased to 82% in 2000 from 63% in 1999 and 67% in 1998.

Client  services  expenses  increased  in 2000  primarily  as a  result  of an increase  in  personnel  and  internal  training  costs in order to manage and service the increased level and quality of support  services being provided to its customers.  The call volume to the Company's client services group in 2000 increased 20% over 1999's level.  Internal training costs increased due to the new products added during the year and an increase in the number of people who needed to be trained.  The Company doubled its internal  training staff from a year ago in order to properly train its employees,  certified  consultants and trainers  on the new  products  as  well  as to  train  new  employees  on the
Company's existing products.  As a percentage of service fees, client services expenses increased to 46% in 2000 from 43% in 1999.

Client  services  expenses  increased in 1999 over 1998  primarily  due to two factors.  About a third of the  increase  was due to an increase in  personnel costs for performing consulting services, for which the Company's revenue from this  service  grew 55% in 1999.  The  remainder  of the increase is primarily related to higher personnel costs required to retain and hire highly-qualified technical  support  specialists  to handle the  telephone  support  volume and
outside  costs   incurred  to  assist  the  Company  in   re-engineering   and
restructuring  the customer  support  organization  to make it more efficient.
Call volume in 1999 increased about 33% over the previous year,  while support staff dedicated to this function remained fairly constant.  As a percentage of service fees,  customer support expenses  decreased to 43% in 1999 from 47% in
1998.

Product  development  expenses represent expenses for research on new software products as well as enhancements and ongoing updates to the Company's existing software products.  In 2000 and 1999, product  development  expenses increased over the previous  years,  primarily  due to an increase in personnel  and the additional  use of outside  contract  developers  to maintain  and enhance the
Company's current software  products.  Personnel costs were also higher due to the  competitive  environment  for attracting and retaining  highly  qualified people in the local area in which the Company's operations are located.

The Company is continually working on a number of enhancements to its existing product  lines to meet the needs of its existing  customers and to improve the marketability  of the  products.  The Company  has also added new  products in
2000,  which  increased  the  number  of  software  applications  that must be maintained  and  enhanced.  Consequently,  the Company  believes  that it will continue  to commit a  significant  amount  of its  resources  toward  product development in 2001.

Sales and marketing expenses increased in 2000 over 1999 and also increased as a percentage of net revenue.  A portion of the increase was due to an increase in sales  personnel.  The Company  opened a sales  office in Sydney  Australia during the first  quarter of 2000 to increase its presence in the Asia Pacific region  and to provide  better  support  to its  distribution  channel in that region.  The Company also added sales personnel to boost its software  revenue in certain areas within the U.S.  where the Company  believed it had a greater opportunity  to increase its current market share.  Sales  personnel were also added as the Company targeted two additional  segments within the construction industry - the specialty  contractors and owners and  design/build  firms - to market  its  products  and  services.  Marketing  expenses  increased  due  to increased personnel,  advertising, trade show costs and outside service costs.
The Company is aggressively  marketing into the two segments  mentioned above.
The Company spent  additional  funds in 2000 on a new  marketing  campaign and public  relations to increase  its presence in these new areas,  as well as to gain more  exposure to its  customers  and  prospects  of its  e-commerce  and project management strategy.

Sales and marketing expenses in 1999 increased significantly over 1998, but as a percentage of net revenue,  declined  slightly from the previous  year.  The increase was primarily due to an increase in personnel and trade show costs in the  marketing  area,  increased  sales  commissions  related to the Company's direct sales, and an increase in international marketing expenses.

General  and  administrative  expenses  in 2000  increased  over  1999 in both absolute  dollar amounts and as a percentage of net revenue.  The increase was primarily due to increase in personnel costs,  depreciation and  amortization, and outside  service costs.  The increase in personnel costs was primarily due to the Company  establishing  a human  resources  and legal  affairs  group to coordinate  these functions  within the Company.  The increase in depreciation and amortization was primarily due to additional capital  expenditures in 2000 and 1999 to expand the capabilities and functionality of its telecommunication system and  information  system,  the latter of which  became  operational  in
September  1999.  Outside  service  costs  increased  primarily  due to higher insurance and legal fees.

General  and  administrative  expenses  in 1999  increased  slightly  from the previous  year,  but declined as a percentage of net revenue.  The increase in expense was primarily due to higher amortization expense, primarily related to the Company's new  information  system which became  operational  in September
1999,  and an  increase  in  outside  service  costs for  insurance  and legal services. The increase in these costs was partially offset by the moving costs the  Company  incurred in 1998  related to the move to its  current  corporate offices.

Other Income.  Other income is primarily  composed of interest  income on cash and cash equivalents and temporary investments. Other income increased in 2000 and 1999  primarily due to an increase in the amount of average funds invested in 2000 and 1999 over the previous year, and higher interest rates in 2000.

Provision for Income Taxes. The Company's  effective tax rate was 33%, 37% and
36% in 2000,  1999 and 1998,  respectively.  The decrease in this rate in 2000 over the previous two years is primarily  due to the decrease in the Company's pre-tax  earnings  and a greater  effect  of the  research  tax  credit on its effective tax rate.

Liquidity and Capital Resources

The Company  generally  meets its liquidity  needs through cash generated from operations.  Net cash  provided by  operations  was $8,532 in 2000 compared to
$16,763 and $12,297 in 1999 and 1998, respectively.  The changes in the amount of cash generated from operations from  year-to-year were primarily due to the level of profitability  during those years.  Working capital decreased in 2000 primarily  due to large  uses of cash and an  increase  in  deferred  revenues during the year, which are further discussed below.

The Company's  financial  position  continues to be strong. The Company has no long-term debt. Cash and cash equivalents and temporary  investments  amounted to $11,865 at  December  31, 2000 and  represent  24% of the  Company's  total assets.  These cash  resources  have  decreased  $8,515 since the end of 1999, primarily  due to the  Company's  investment  in  product  development  on new applications  supporting  its  e-commerce  and  project  management  strategy,
capital  expenditures,   and  share  repurchases  under  the  Company's  Stock
Repurchase  Plan.  During 2000, the Company  expended  $5,183 for  capitalized software  development costs. The Company also spent $6,606 to repurchase 1,131 shares, representing 9% of the Company's shares outstanding at March 31, 2000, the date that the Company  announced its share  repurchase plan. There remains
169 shares that the Company may repurchase  under current  authorization  from the Board of  Directors.  There are no current plans to increase the number of shares the Company may repurchase beyond the amount previously authorized.

Capital expenditures  amounted to $3,769, $2,721 and $13,489 in 2000, 1999 and
1998,  respectively.   Normal  capital  expenditures  are  computers  for  new
employees,   periodic  upgrades  of  existing  computers  for  employees,  and expansion of the Company's  telecommunication and internal information system.
In 2000,  there were additional  capital  expenditures for work related to the design of the future  development  and  expansion of the  Company's  corporate properties and  productivity  software for its Client Services group. In 1999, there were  additional  expenditures  related to its new internal  information system,  which  became  operational  in  September  1999.  The large amount of capital  expenditures in 1998 was primarily related to the construction of the
Company's current corporate offices.

Accounts receivable, net at December 31, 2000 increased slightly since the end of 1999,  primarily due to an increase in service plans billings.  DSO's (Days
Sales Outstanding) in accounts receivable increased to 34 days from 30 days at
December 31, 1999.

Other  receivables  increased $1,045 during 2000,  primarily due to refundable income taxes.

Accounts  payable  at the end of 2000  increased  $668  since the end of 1999, primarily  due to amounts owed at the end of the year for outside  developers, property and  equipment  purchases,  outside  marketing  services and shipping costs.

Deferred  revenues,  which  consist  primarily  of  billings  related  to  the
Company's maintenance and support service plans,  increased $1,690 during 2000 to $15,415 at December 31, 2000.  Because  billings for these plans  generally cover a twelve-month  period,  practically all of the deferred revenues at the end of 2000 will be recognized as revenue in 2001.

Income  taxes  payable  decreased  since the end of 1999 due to the  Company's current income tax situation as mentioned  above.  Accrued  employee  expenses decreased, primarily due to a decrease in employee bonuses for the year 2000.

Deferred  income  taxes  increased  primarily  as a result of the deferred tax liability related to capitalized software development costs.

The Company believes that its current cash balances and temporary investments, along with future cash  generated from  operations  will be sufficient to meet its  operating  needs for at least the next 12 months.  The  Company  plans to continue to invest significant resources toward product development, which may include  internal  software  development,  acquiring  new  technology  or  new products which will complement its existing product lines, and other strategic opportunities  that  arise.  Other  future cash needs  will,  or may,  include additional  investments  for  equipment for Company  personnel,  upgrading and expanding its telecommunication  and internal information systems,  additional expenditures for expansion of the Company's corporate offices, and the payment of cash dividends. The Company currently pays regular quarterly cash dividends and plans to  continue  to pay such  dividends,  consistent  with its  capital needs,  income levels and its long-term dividend policy.  Total cash dividends paid in 2000 amounted to $2,015 or $.16 per share,  compared to $1,675 or $.13 per share in 1999 and $1,236 or $.10 per share in 1998.

Although  the  Company  believes  that it has  sufficient  cash and  temporary investments  on hand to meet its operating  needs and other cash  requirements for at least the next twelve  months,  events may occur that require  funds in excess of what the Company has  available.  If such events were to occur,  the
Company may borrow  money  against its real  properties  or seek other debt or equity financing.

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

Item 8. Financial Statements and Supplementary Data

The financial  statements  required pursuant to this item are included in Item
14  of  this  Annual  Report  on  Form  10-K.   Selected  quarterly  financial
information  is  included  in Note 9 of the  Notes to  Consolidated  Financial
Statements included in this Report.

Item 9.  Changes in and  Disagreements  with  Accountants  on  Accounting  and
Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information  called for by this item is included under the caption "Agenda
Item 1, Election of Directors" contained in Timberline Software  Corporation's definitive  proxy  statement for the annual meeting of shareholders to be held on April 24, 2001, and is hereby incorporated by reference.

Item 11. Executive Compensation

The  information  called  for by  this  item is  included  under  the  caption
"Executive  Compensation"  within  "Agenda  Item  1,  Election  of  Directors"
contained in Timberline Software Corporation's  definitive proxy statement for the annual meeting of shareholders to be held on April 24, 2001, and is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The  information  called for by this item is included under the caption "Stock
Ownership of Certain Beneficial Owners and Management" contained in Timberline
Software  Corporation's  definitive  proxy statement for the annual meeting of shareholders  to be held on April  24,  2001,  and is hereby  incorporated  by reference.

Item 13. Certain Relationships and Related Transactions

None.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

a(1). Financial Statements

The  following   consolidated  financial  statements  of  Timberline  Software
Corporation are filed as part of this report:

                                                                         PAGE

Consolidated Statements of Operations for the years ended December 31,
 2000, 1999 and 1998                                                      F-1

Consolidated Balance Sheets at December 31, 2000 and 1999                 F-2

Consolidated Statements of Cash Flows for the years ended December 31,
 2000, 1999 and 1998                                                      F-3

Consolidated Statements of Shareholders' Equity for the years ended
  December 31, 2000, 1999 and 1998                                        F-4

Notes to Consolidated Financial Statements                                F-5

Independent Auditors' Report                                              F-14

a(2). Financial Statement Schedules

Financial  statement  schedules  have been  omitted  since they are either not required or the amounts to be included in such schedules are not material.

a(3). Exhibits

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

       *10.6    2000 Stock  Incentive  Plan  (Incorporated  by reference to the
                registration   statement  on  Form  S-8  (Commission  File  No.
                333-39424) as filed on June 16, 2000)

      Consents

        23      Independent Auditors' Consent

       * Management contract or compensatory plan or arrangement

b.   Reports on Form 8-K

     No Form 8-K was filed during the three months ended December 31, 2000.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934,  the  registrant  has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIMBERLINE SOFTWARE CORPORATION

By   /s/ Carl C. Asai                           3/20/01
     -------------------------------            -----------------
     Carl C. Asai                                Date
     Senior Vice President - Finance

Pursuant to the  requirements  of the  Securities  Exchange Act of 1934,  this report  has been  signed  below by the  following  persons  on  behalf  of the registrant and in the capacities and on the dates indicated.

/s/ Curtis L. Peltz                             3/20/01
------------------------------------            -----------------
Curtis L. Peltz                                  Date
President, Chief Executive Officer
and Director

/s/Carl C. Asai                                 3/20/01
------------------------------------            -----------------
Carl C. Asai                                     Date
Senior Vice President - Finance and
Chief Financial Officer

/s/ James A. Meyer                              3/20/01
------------------------------------            -----------------
James A. Meyer                                   Date
Chairman of the Board of Directors

/s/ Thomas P. Cox                               3/20/01
------------------------------------            -----------------
Thomas P. Cox                                    Date
Director

/s/ Donald L. Tisdel                            3/20/01
------------------------------------            -----------------
Donald L. Tisdel                                 Date
Director

                        TIMBERLINE SOFTWARE CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

       (Amounts in thousands, except per share amounts and percentages)

                                       Year ended December 31,
                                ---------------------------------
                                     2000       1999       1998
-----------------------------------------------------------------
Net revenue:
  Software license fees           $ 22,950   $ 29,291    $ 24,786
  Service fees                      27,064     24,176      18,197
  Other                              1,162      1,647       1,310
-----------------------------------------------------------------
  Net revenue                       51,176     55,114      44,293
-----------------------------------------------------------------
Cost and expenses:
  Cost of revenue                    5,071      4,793       3,909
  Client services                   12,459     10,353       8,496
  Product development               13,254     10,624       8,863
  Sales and marketing                9,781      8,451       6,916
  General and administrative         6,640      5,541       5,334
-----------------------------------------------------------------
  Total cost and expenses           47,205     39,762      33,518
-----------------------------------------------------------------
Operating income                     3,971     15,352      10,775
Other income (expense):
  Interest income and other - net    1,017        784         548
  Interest expense                     (11)       (35)        (17)
-----------------------------------------------------------------
Income before income taxes           4,977     16,101      11,306
Provision for income taxes           1,646      5,907       4,112
-----------------------------------------------------------------
Net income                        $  3,331   $ 10,194    $  7,194
=================================================================
Basic earnings per share          $   0.27   $   0.80    $   0.58
=================================================================
Diluted earnings per share        $   0.26   $   0.78    $   0.56
=================================================================
Cash dividends per share          $   0.16   $   0.13    $   0.10
=================================================================

See notes to consolidated financial statements.

                        TIMBERLINE SOFTWARE CORPORATION

                          CONSOLIDATED BALANCE SHEETS

       (Amounts in thousands, except per share amounts and percentages)

                                                        December 31,
                                                  ---------------------
                                                      2000       1999
-----------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                         $  3,620   $  7,642
  Temporary investments                                8,245     12,738
  Accounts receivable, less allowance for doubtful
    accounts (2000, $138; 1999, $143)                  5,183      5,025
  Other receivables                                    1,418        373
  Inventories                                            275        221
  Other current assets                                 1,340      1,128
-----------------------------------------------------------------------
  Total current assets                                20,081     27,127
-----------------------------------------------------------------------
Property and equipment - net                          21,834     20,420
Capitalized software costs, less accumulated
  amortization (2000, $2,596; 1999, $1,525)            6,827      2,715
Other assets                                             226         85
-----------------------------------------------------------------------
  Total assets                                      $ 48,968   $ 50,347
=======================================================================

Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable                                  $  1,532   $    864
  Deferred revenues                                   15,415     13,725
  Accrued employee expenses                            1,830      2,184
  Accrued commissions/royalties                          961        774
  Income taxes payable                                    36        467
  Other current liabilities                              340        411

-----------------------------------------------------------------------
  Total current liabilities                           20,114     18,425
-----------------------------------------------------------------------

Accrued rent expense                                     293         30
Deferred income taxes                                  3,199      1,725
Commitments
Shareholders' equity:
  Common stock, no par value
  Authorized - 20,000 shares
  Issued - 2000, 11,773 shares; 1999,
    12,822 shares                                        353        385
  Additional paid in capital                           5,297      5,405
  Accumulated other comprehensive income (loss)           20        (70)
  Retained earnings                                   19,692     24,447
-----------------------------------------------------------------------
  Total shareholders' equity                          25,362     30,167
-----------------------------------------------------------------------
  Total liabilities and shareholders' equity        $ 48,968   $ 50,347
=======================================================================

See notes to consolidated financial statements.

                        TIMBERLINE SOFTWARE CORPORATION

                      CONSLIDATED STATEMENTS OF CASH FLOWS

       (Amounts in thousands, except per share amounts and percentages)

                                                    Year ended December 31,
                                               ---------------------------------
                                                 2000        1999        1998
--------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                     $  3,331    $ 10,194    $  7,194
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                 3,499       2,545       1,993
    Deferred income taxes                         1,452         712         138
    Net change in:
        Accounts receivable                        (158)         61        (783)
        Other receivables                        (1,045)       (152)         12
        Inventories                                 (54)         51         (31)
        Accounts payable                            668          52        (628)
        Deferred revenues                         1,690       3,373       2,849
        Accrued employee expenses                  (354)       (128)        451
        Accrued commissions/royalties               187         175         419
        Income taxes payable                       (431)         94         207
        Accrued rent expense                        263           1         (17)
        Other                                      (516)       (215)        493
--------------------------------------------------------------------------------
    Net cash provided by operating activities     8,532      16,763      12,297
--------------------------------------------------------------------------------
Cash flows from investing activities:
Payments for property and equipment              (3,769)     (2,721)    (13,489)
Capitalized software costs                       (5,183)     (2,015)       (173)
Proceeds from investments                         4,650       3,550       6,490
Purchase of investments                             (40)    (12,652)     (5,072)
Other - net                                          14           7           7
--------------------------------------------------------------------------------
    Net cash used in investing activities        (4,328)    (13,831)    (12,237)
--------------------------------------------------------------------------------
Cash flows from financing activities:
Cash dividends                                   (2,015)     (1,675)     (1,236)
Common stock issued                                 395       1,692         819
Common stock repurchased                         (6,606)
Proceeds from (payments on) long-term debt                   (5,500)      5,500
--------------------------------------------------------------------------------
    Net cash provided by (used in)
      financing activities                       (8,226)     (5,483)      5,083
--------------------------------------------------------------------------------
Net increase (decrease) in cash and cash
  equivalents                                    (4,022)     (2,551)      5,143
Cash and cash equivalents,
  beginning of the year                           7,642      10,193       5,050
--------------------------------------------------------------------------------
Cash and cash equivalents, end of the year     $  3,620    $  7,642    $ 10,193
================================================================================
Supplemental information:
Cash paid during the year for
  income taxes                                 $  1,318    $  4,036    $  3,250
================================================================================

See notes to consolidated financial statements.

                        TIMBERLINE SOFTWARE CORPORATION

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

       (Amounts in thousands, except per share amounts and percentages)

                                                        Accumulated
                                 Common Stock   Add'l   Other
                                --------------  Paid in Comprehensive
                                Shares  Amount  Capital Income       Retained   Total
                                Issued                  (Loss)       Earnings
---------------------------------------------------------------------------------------
Balances, January 1, 1998       12,403   $372   $2,907   $17         $9,970     $13,266
  Components of comprehensive
  income:
    Net income for the year                                           7,194       7,194
    Unrealized loss on
       investments (net of
       income tax benefit of
       $3)                                                (7)                        (7)
                                                                                  -----
    Total comprehensive income                                                    7,187
                                                                                  -----
  Common stock issued              155      5      298                              303
  Income tax benefit on
     stock options exercised                       516                              516
  Cash dividends
       ($.10 per share)                                              (1,236)     (1,236)
---------------------------------------------------------------------------------------
Balances, December 31, 1998     12,558    377    3,721     10        15,928      20,036
  Components of comprehensive
  income:
    Net income for the year                                          10,194      10,194
    Unrealized loss on
       investments (net of
       income tax benefit of
       $51)                                               (80)                      (80)
                                                                                 ------
    Total comprehensive income                                                   10,114
                                                                                 ------
  Common stock issued              264       8      618                             626
  Income tax benefit on
       Stock options exercised                    1,066                           1,066
  Cash dividends
       ($.13 per share)                                              (1,675)     (1,675)
---------------------------------------------------------------------------------------
Balances, December 31, 1999     12,822     385    5,405    (70)      24,447      30,167
  Components of comprehensive
  income:
    Net income for the year                                           3,331       3,331
    Unrealized gain on
       investments (net of
       income taxes of $45)                                 72                       72
    Unrealized gain on
       foreign currency
       translation (net of
       income taxes of $0)                                  18                       18
                                                                                  -----
    Total comprehensive income                                                    3,421
                                                                                  -----
  Common stock issued               82       2      204                             206
  Income tax benefit on
       stock options exercised                      189                             189
  Common stock repurchased      (1,131)    (34)    (501)             (6,071)     (6,606)
  Cash dividends
       ($.16 per share)                                              (2,015)     (2,015)
---------------------------------------------------------------------------------------
Balances, December 31, 2000     11,773    $353   $5,297     $20     $19,692     $25,362
=======================================================================================

See notes to consolidated financial statements.

                        TIMBERLINE SOFTWARE CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        (Amounts in thousands, except per share amounts and percentages)

Note 1 Summary of significant accounting policies and line of business

LINE OF BUSINESS AND CREDIT RISKS:  The Company  develops and markets computer software  programs  primarily  for the  construction  and property  management industries. The Company sells its products and services primarily to customers and to authorized  resellers  (Timberline  Solution Providers)  throughout the
United States.  Credit is granted to certain customers and Timberline Solution
Providers generally without collateral.  An allowance for doubtful accounts is provided based on historical experience and anticipated losses.

USE OF ESTIMATES:  The preparation of financial  statements in conformity with accounting  principles  generally  accepted  in the  United  States of America requires  management to make estimates and  assumptions  that affect  reported amounts of assets and liabilities and contingent assets and liabilities at the date of the  financial  statements  and the  reported  amounts of revenues and expenses during the reporting  period.  Actual results could differ from those estimates.

CONSOLIDATED  FINANCIAL  STATEMENTS:  The  accompanying  financial  statements include the  accounts of the Company as well as its  wholly-owned  subsidiary, which was opened in Australia  during March 2000. The  functional  currency of the subsidiary is Australian dollars.  Gains and losses resulting from foreign
currency   translation  are  recorded  as  other   comprehensive   income  and
accumulated as a separate  component of shareholders'  equity. All significant intercompany balances and transactions are eliminated in consolidation.

FINANCIAL  INSTRUMENTS:  The carrying amount reported in the balance sheet for
cash  and  cash  equivalents,   temporary  investments,  accounts  receivable,
accounts  payable and other current assets and liabilities  approximates  fair value  because of the  immediate  or  short-term  maturity of these  financial instruments.

REVENUE  RECOGNITION:  Revenue  from the  "license to use"  computer  software programs  is  generally  recognized  at the point of  shipment.  Revenue  from service fees is generated from the sale of computer  software  maintenance and technical  support  plans,  training  classes,  consulting  and  other  client services.  Revenue from maintenance and technical  support plans is recognized ratably  over the period the service is provided.  Revenue from other  service fees is recognized at the time the service is provided.

SOFTWARE   DEVELOPMENT  COSTS:  Costs  of  developing  computer  software  are capitalized  when  technological  feasibility  has  been  established  for the computer software product.  These costs are amortized over a two- to four-year period. Costs capitalized for the development of computer software were $5,183 in 2000, $2,015 in 1999 and $173 in 1998. Amortization of capitalized computer software  development costs was $1,071 in 2000, $604 in 1999 and $503 in 1998.
Expenses  incurred on research and development of computer  software  products were $11,522 in 2000, $9,325 in 1999 and $7,822 in 1998.

CASH AND CASH  EQUIVALENTS:  Cash and cash  equivalents  include cash on hand, cash deposited with banks and financial  institutions,  money market funds and highly liquid debt  instruments  purchased with maturity dates of three months or less at the date of acquisition.

                        TIMBERLINE SOFTWARE CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       (Amounts in thousands, except per share amounts and percentages)

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
Depreciation  on furniture and equipment is provided  using the  straight-line method over the estimated  useful lives of the related assets ranging from two to ten years. The building is being depreciated on a straight-line  basis over forty years.

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

A  reconciliation  of the common shares used in the  denominator for computing basic and diluted EPS for the years ended December 31, 2000,  1999 and 1998 is as follows:

                                                      2000     1999     1998
-----------------------------------------------------------------------------
Weighted-average shares outstanding,
   used in computing basic EPS                       12,563   12,694   12,500
Effect of dilutive stock options                        219      417      434
-----------------------------------------------------------------------------
Weighted-average shares outstanding, and the effect
   of dilutive stock options,
   used in computing diluted EPS                     12,782   13,111   12,934
=============================================================================

RECLASSIFICATIONS:  Certain  reclassifications  have been made in the 1999 and
1998 financial statements to conform to the 2000 presentation.

                        TIMBERLINE SOFTWARE CORPORATION

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       (Amounts in thousands, except per share amounts and percentages)

Note 2 Investments

Investments at December 31, 2000 and 1999 are composed of the following:

                                                        Amortized      Fair
                                                           Cost        Value
------------------------------------------------------------------------------
2000:
Debt securities issued by the U.S. Treasury
  and other U.S. government agencies                     $  7,744     $  7,749
Debt securities issued by states of the United
  States and political subdivisions of the states             498          496
------------------------------------------------------------------------------
Total investments                                        $  8,242     $  8,245
==============================================================================
2000 net unrealized gain on investments                               $      3
==============================================================================

1999:
Debt securities issued by the U.S. Treasury
  and other U.S. government agencies                     $ 12,356     $ 12,248
Debt securities issued by states of the United
  States and political subdivisions of the states             496          490
------------------------------------------------------------------------------
Total investments                                        $ 12,852     $ 12,738
==============================================================================
1999 net unrealized (loss) on investments                             $   (114)
==============================================================================

Note 3 Property and equipment

Property and equipment at December 31, 2000 and 1999 is composed of the following:

                                                             2000        1999
------------------------------------------------------------------------------
Land                                                      $  2,433    $  2,433
Building                                                    13,253      13,220
Tenant improvements                                            127          63
Furniture and fixtures                                       2,074       1,744
Machinery and equipment                                     12,089      10,289
Capital projects in progress                                   646
------------------------------------------------------------------------------
Total                                                       30,622      27,749
Less accumulated depreciation and amortization               8,788       7,329
------------------------------------------------------------------------------
Property and equipment - net                              $ 21,834    $ 20,420
==============================================================================

                        TIMBERLINE SOFTWARE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       (Amounts in thousands, except per share amounts and percentages)

Note 4 Common stock

In  October  1999  and  1998,  the  Company's  Board  of  Directors   approved
four-for-three  stock splits,  effective in November 1999 and 1998.  All prior common stock and per share data amounts  have been  retroactively  adjusted to reflect these changes.

As of December 31, 2000, the Company has five stock-based  compensation plans.
Two nearly identical plans,  adopted in 1987 and 1989, are non-qualified stock option  plans for its  officers  and key  employees.  Under these  plans,  the
Company may grant  options  for up to 1,125  shares of common  stock.  Options could not be  granted  under the 1987  plan and the 1989 plan  after  1997 and
1999,  respectively.  As of December 31, 2000,  141 shares are reserved  under these plans, of which there are 141 options outstanding.

In 1993, 1998 and 2000, the Company's  shareholders  approved  incentive stock plans for the main purpose of retaining and attracting the services of Company directors, officers, employees and non-employees. Although these plans provide for the granting of various stock options, stock appreciation rights and stock bonuses,  the  Company  currently  plans to  grant  only  non-qualified  stock options.  Stock options under the 1993, 1998 and 2000 plans may not be granted after the years 2003,  2008 and 2010,  respectively.  As of December 31, 2000,
2,936 shares are reserved under these plans,  of which there are 1,929 options outstanding.

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

If compensation cost on stock options granted after 1994 under these plans had been determined based on the fair value of the options granted as of the grant date in a method  consistent  with that  described  in  Statement of Financial
Accounting Standards No. 123,  "Accounting for Stock-Based  Compensation," the
Company's net income and diluted earnings per share would have been reduced to the pro forma amounts  indicated  below for the years ended December 31, 2000,
1999 and 1998:

                                                2000        1999        1998
------------------------------------------------------------------------------
Net income, as reported                     $    3,331   $  10,194   $   7,194
Net income, pro forma                            1,533       9,202       6,743

Diluted earnings per share, as reported           0.26        0.78        0.56
Diluted earnings per share, pro forma             0.12        0.70        0.52

                        TIMBERLINE SOFTWARE CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value of each option  grant was  estimated on the date of grant using the  Black-Scholes  option-pricing  model with the following  weighted-average assumptions used for grants in 2000, 1999 and 1998:

                                                   2000       1999       1998
------------------------------------------------------------------------------
Annual dividend yield                               2.0%       1.0%       1.0%
Risk-free interest rate per annum                   6.1%       5.2%       5.6%
Expected annual volatility                         71.2%      79.2%      85.0%
Expected lives of options (years)                   7.0        7.0        7.0

A summary of the status of the Company's stock option plans as of December 31,
2000,  1999 and 1998,  and changes  during the years  ending on those dates is presented below:

                                      2000                1999                  1998
                               ------------------   ------------------   -----------------
                                        Weighted-            Weighted-            Weighted-
                                         Average             Average               Average
                                        Exercise             Exercise             Exercise
                               Shares     Price     Shares     Price     Shares     Price
------------------------------------------------------------------------------------------
Outstanding at
  beginning of year .......     1,228    $ 6.130     1,006    $ 3.504     1,115    $ 2.935
Granted (1)................     1,121      7.664       513      9.435        86      9.404
Exercised .................       (82)     2.523      (264)     2.371      (155)     1.955
Forfeited .................      (197)     8.643       (27)     7.730       (40)     6.411
------------------------------------------------------------------------------------------
Outstanding at end of year      2,070    $ 6.864     1,228    $ 6.131     1,006    $ 3.504
==========================================================================================
Options exercisable
  at year-end .............       652                  586                  685
Weighted-average fair value
 of options granted
 during the year ..........              $ 4.272              $ 6.594              $ 6.834

------------------------------------
(1) Commencing in 1999, the Company  extended the granting of stock options to substantially all employees.

                        TIMBERLINE SOFTWARE CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       (Amounts in thousands, except per share amounts and percentages)

The following table summarizes information about stock options outstanding and exercisable at December 31, 2000:

                           Outstanding                         Exercisable
                 --------------------------------------  -----------------------
                            Weighted-
                             Average
                  Number    Remaining       Weighted-    Number      Weighted-
    Range of        of     Contractual       Average       of         Average
 Exercise Prices  Options  Life (years)  Exercise Price  Options  Exercise Price
--------------------------------------------------------------------------------
 $ 1.05 -  4.94     471        4.5          $ 2.609        434       $ 2.497
   5.00 -  9.98   1,522        8.8            7.912        198         8.133
  10.05 - 15.38      77        8.4           12.133         20        11.983
--------------------------------------------------------------------------------
 $ 1.05 - 15.38   2,070        7.8          $ 6.864        652       $ 4.502
================================================================================

Note 5 Income taxes

The tax effects of significant items comprising the Company's net deferred tax liability as of December 31, 2000 and 1999 are as follows:

                                                              2000       1999
------------------------------------------------------------------------------
Deferred tax liabilities:
    Property and equipment                                  $ 1,016     $  928
    Capitalized software costs                                2,296        853
    Maintenance costs                                            75         80
    Other                                                       104         14
------------------------------------------------------------------------------
    Deferred tax liabilities                                  3,491      1,875
------------------------------------------------------------------------------
Deferred tax assets:
    Allowance for doubtful accounts                              54         56
    Employee expenses not currently deductible                   51         51
    Accrued rent expense                                        114         12
    Other                                                        84         65
------------------------------------------------------------------------------
    Deferred tax assets                                         303        184
------------------------------------------------------------------------------
Net deferred tax liability                                  $ 3,188    $ 1,691
==============================================================================

The net deferred tax liability is classified in the balance sheet as follows:

                                                              2000       1999
------------------------------------------------------------------------------
Deferred income taxes                                       $ 3,199    $ 1,725
Deferred tax assets included in other
  current assets                                                (11)       (34)
------------------------------------------------------------------------------
Net deferred tax liability                                  $ 3,188    $ 1,691
==============================================================================

                        TIMBERLINE SOFTWARE CORPORATION

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       (Amounts in thousands, except per share amounts and percentages)

The provision for income taxes is composed of the following:

                                                    2000      1999       1998
------------------------------------------------------------------------------
Current:
  Federal                                        $   121    $ 4,302    $ 3,300
  State                                               56        893        674
  Foreign                                             17
Deferred:
  Federal                                          1,190        575        111
  State                                              262        137         27
------------------------------------------------------------------------------
Total                                            $ 1,646    $ 5,907    $ 4,112
==============================================================================

A reconciliation of the difference  between the provision for income taxes and the income taxes computed at the federal statutory rate is summarized below:

                                                   2000       1999       1998
------------------------------------------------------------------------------
Income taxes based on federal statutory rate     $ 1,692    $ 5,568    $ 3,857
State tax, net of federal tax benefit                211        691        469
Research and development credits                    (417)      (324)      (283)
Non-deductible expenses for tax purposes             133         96         93
Other                                                 27       (124)       (24)
------------------------------------------------------------------------------
Provision for income taxes                       $ 1,646    $ 5,907    $ 4,112
==============================================================================

Note 6 Business segment information

The Company's  operations  are divided into two operating  segments:  software products and software  services.  Software products encompass software product revenue across all of the Company's product lines. Software services encompass fees for all services after the software is sold,  such as annual  maintenance and technical  support service plans,  consulting and training  services.  The
Company  accounts  for  revenue  and cost of  revenue  on these two  operating segments,  and  tracks  specifically  identifiable  expenses  related  to  the generation of revenue for each of those  segments.  There are no  intersegment transactions.  These  segments  are managed  separately  because of  different revenue and marketing strategies and different strategic planning processes.

The accounting policies of the segments are the same as those described in the summary of significant  accounting  policies in Note 1. The Company  evaluates its  performance  in each segment based on its operating  contribution,  which includes revenue,  cost and expenses that can be specifically  identified with each segment.  Product development and general and administrative expenses are not  allocated to the  segments for  determining  its  operating  contribution because such an allocation would be based on subjective  factors.  The Company also does not allocate assets by segment in evaluating the performance of each segment.  Information  about each operating  segment and a  reconciliation  of operating  contribution to operating  income is as follows for the years ended
December 31, 2000, 1999 and 1998:

                        TIMBERLINE SOFTWARE CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       (Amounts in thousands, except per share amounts and percentages)

                                                  2000       1999       1998
-----------------------------------------------------------------------------
Net revenue:
    Software products                           $22,950    $29,291    $24,786
    Services                                     27,064     24,176     18,197
    Other                                         1,162      1,647      1,310
-----------------------------------------------------------------------------
    Net revenue                                 $51,176    $55,114    $44,293
=============================================================================
Operating contribution:
    Software products                           $11,522    $19,968    $16,971
    Services                                     11,415     10,112      6,892
    Other revenue, net of cost                      928      1,437      1,109
    Product development expenses                (13,254)   (10,624)    (8,863)
    General and administrative expenses          (6,640)    (5,541)    (5,334)
-----------------------------------------------------------------------------
    Operating income                            $ 3,971    $15,352    $10,775
=============================================================================

The Company operates  primarily in the United States. In terms of net revenue, more than 94 percent of its net revenue in 2000,  1999 and 1998 was  generated from customers located in the United States. No revenue from customers located in any one  foreign  country  accounted  for more than  three  percent  of the
Company's net revenue during those years.

Note 7 Commitments

The Company leases some equipment and office  facilities  under  noncancelable operating leases.  Its major lease commitment  relates to a lease entered into in 2000 and expiring in 2011 for additional  office space for expansion of its corporate offices.  Additionally, the Company had entered into a lease in 1996 for expansion of its previous  corporate  offices which expires in 2003.  That office space is currently being subleased for the balance of the lease term.

Total rent expense under operating leases,  net of sublease rental income, was
$537,  $188 and $825 in 2000,  1999 and  1998,  respectively.  Future  minimum rental payments under these leases as of December 31, 2000, are as follows:

                            Year ending December 31,
                            ------------------------
                              2001           $   815
                              2002               828
                              2003               677
                              2004               612
                              2005               601
                            Thereafter         2,962
                            ------------------------
                              Total          $ 6,495
                            ========================

Future  minimum  rental  payments  shown above have not been reduced by future minimum sublease rental income of $456 from a noncancelable sublease.

                        TIMBERLINE SOFTWARE CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       (Amounts in thousands, except per share amounts and percentages)

Note 8 Employee benefit plan

The Company has a retirement  plan,  under the provisions of Section 401(k) of the Internal Revenue Code,  covering  substantially  all employees.  Under the terms of the plan,  employees may make contributions  computed on a percentage of pay. The Company may match employee contributions up to a set percentage of pay.  The  Company  may,  at  its  discretion,  make  an  additional  year-end contribution out of profits.  Contributions by the Company under the plan were
$689 in 2000, $598 in 1999 and $479 in 1998.

Note 9 Quarterly financial information (unaudited)

                                                             Basic     Diluted
                          Net      Cost and       Net      Earnings   Earnings
                        Revenue    Expenses     Income     per Share  per Share
-------------------------------------------------------------------------------
2000
1st quarter             $12,340     $11,113    $   948    $   0.07   $   0.07
2nd quarter              12,141      11,516        589        0.05       0.05
3rd quarter              13,023      12,039        782        0.06       0.06
4th quarter              13,672      12,537      1,012        0.08       0.08

1999
1st quarter             $13,341     $ 9,777    $ 2,230    $   0.18   $   0.17
2nd quarter              13,271       9,715      2,255        0.18       0.17
3rd quarter              13,350       9,518      2,465        0.19       0.19
4th quarter              15,152      10,752      3,244        0.25       0.25

                         INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Timberline Software Corporation
Beaverton, Oregon

We have audited the  accompanying  consolidated  balance  sheets of Timberline
Software  Corporation and subsidiary as of December 31, 2000 and 1999, and the related consolidated  statements of operations,  shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's  management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We  conducted  our audits in  accordance  with  auditing  standards  generally accepted in the United States of America. Those standards require that we plan and  perform  the audit to  obtain  reasonable  assurance  about  whether  the financial  statements  are free of material  misstatement.  An audit  includes examining, on a test basis, evidence supporting the amounts and disclosures in the  financial  statements.  An audit also includes  assessing the  accounting principles  used and  significant  estimates  made by  management,  as well as evaluating the overall financial statement  presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated  financial statements present fairly, in all material respects,  the financial position of Timberline Software  Corporation and  subsidiary  as of  December  31,  2000 and 1999 and the  results of their operations  and their  cash  flows for each of the three  years in the  period ended December 31, 2000, in conformity  with accounting  principles  generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP
Portland, Oregon
January 26, 2001

                        TIMBERLINE SOFTWARE CORPORATION

                  FORM 10-K FOR YEAR ENDED DECEMBER 31, 2000

                                EXHIBIT INDEX*

    Consents

     23      Independent Auditors' Consent

*    See Item 14(a)(3) of this Report for a list of all exhibits, including those incorporated by reference.

Independent Auditors' Consent

Board of Directors and Shareholders of Timberline Software Corporation
Beaverton, Oregon

We consent to the  incorporation by reference in Registration  Statements Nos.
33-46716,  33-69820,  333-77135, and 333-39424 on Form S-8 of our report dated
January 26, 2001  appearing in this Annual  Report on Form 10-K of  Timberline
Software Corporation for the year ended December 31, 2000.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP
Portland, Oregon
March 26, 2001