Form 10-Q
period 2001-03-31
TIMBERLINE SOFTWARE CORPORATION
filed 2001-05-14
CIK 314436

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                   FORM 10-Q

         [x]      QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE
                  SECURITIES  EXCHANGE  ACT OF 1934 For the  quarterly  period ended March 31, 2001

         [_]      TRANSITION   REPORT  UNDER   SECTION  13  or  15(d)  OF  THE
                  SECURITIES  EXCHANGE ACT OF 1934 For the  transition  period from _____ to _____

                        Commission File Number 0-16376

                        TIMBERLINE SOFTWARE CORPORATION
                        -------------------------------
            (Exact name of registrant as specified in its charter)

                    Oregon                               93-0748489
                ------------------                   ------------------
           (State or other jurisdiction of            (I.R.S. Employer
           incorporation or organization)            Identification No.)

          15195 N.W. Greenbrier Parkway, Beaverton, Oregon 97006-5701
          -----------------------------------------------------------
                   (Address of principal executive offices)

                                (503) 690-6775
                                --------------
                        (Registrant's telephone number)

Indicate  by check  mark  whether  the  registrant  (1) has filed all  reports required to be filed by Section 13 or 15(d) of the Securities  Exchange Act of
1934  during the  preceding  12 months (or for such  shorter  period  that the registrant  was  required to file such  reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [_]

At May 11,  2001,  11,648,398  shares of common stock of the  registrant  were outstanding.

TIMBERLINE SOFTWARE CORPORATION
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED March 31, 2001
TABLE OF CONTENTS
------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                Condensed consolidated balance sheets,
                March 31, 2001 and December 31, 2000.........................3

                Condensed consolidated statements of operations for the
                three months ended March 31, 2001 and 2000...................4

                Condensed consolidated statements of cash flows for the
                three months ended March 31, 2001 and 2000...................5

                Notes to condensed consolidated financial statements.........6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ................................9

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...................................16

SIGNATURE...................................................................17

PART I. Financial Information

Item 1. Financial Statements

TIMBERLINE SOFTWARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
MARCH 31, 2001 AND DECEMBER 31, 2000
(Amounts in thousands)
------------------------------------------------------------------------------

                                       March 31,     December 31,
                                         2001             2000
                                     -----------      -----------
ASSETS
------
Current assets:
Cash and cash equivalents                $ 2,560          $ 3,620
Temporary investments                      7,797            8,245
Accounts receivable, less allowance
  for doubtful accounts
  (March 31, 2001, $132;
  December 31, 2000, $138)                 5,501            5,183
Inventories                                  274              275
Other current assets                       2,713            2,758
                                     -----------      -----------
Total current assets                      18,845           20,081
                                     -----------      -----------

Property and equipment                    31,123           30,622
  Less accumulated depreciation
  and amortization                         9,382            8,788
                                     -----------      -----------
  Property and equipment - net            21,741           21,834
                                     -----------      -----------

Capitalized software costs - net           8,014            6,827

Other assets                                 219              226
                                     -----------      -----------
  Total                                  $48,819          $48,968
                                     ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
Accounts payable                         $ 1,330          $ 1,532
Deferred revenues                         16,137           15,415
Accrued employee expenses                  1,194            1,830
Income taxes payable                          18               36
Other current liabilities                  1,202            1,301
                                     -----------      -----------
Total current liabilities                 19,881           20,114
                                     -----------      -----------

Accrued rent expense                         305              293
Deferred income taxes                      3,626            3,199

Shareholders' equity:
Common stock, without par value
  authorized, 20,000 shares;
  issued - March 31, 2001, 11,648
  shares; December 31, 2000,
  11,773 shares                              350              353
Additional paid in capital                 5,287            5,297
Accumulated other comprehensive
 income                                       31               20
Retained earnings                         19,339           19,692
                                     -----------      -----------
Total shareholders' equity                25,007           25,362
                                     -----------      -----------
  Total                                  $48,819          $48,968
                                     ===========      ===========

See notes to condensed consolidated financial statements.

TIMBERLINE SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
(Amounts in thousands, except per share data)
------------------------------------------------------------------------------

                                       2001               2000
                                    ----------         ----------

Net revenue:
  Software license fees                $ 6,413            $ 5,550
  Service fees                           7,495              6,475
  Other                                    244                315
                                    ----------         ----------
  Net revenue                           14,152             12,340
                                    ----------         ----------

Cost and expenses:

  Cost of revenue                        1,326              1,185

  Client services                        3,502              3,104

  Product development                    3,903              3,118

  Sales and marketing                    2,840              2,127

  General and administrative             1,798              1,579
                                    ----------         ----------

  Total cost and expenses               13,369             11,113
                                    ----------         ----------

Operating income                           783              1,227

Other income                               105                289
                                    ----------         ----------

Income before income taxes                 888              1,516

Provision for income taxes                 294                568
                                    ----------         ----------

Net income                             $   594            $   948
                                    ==========         ==========

Earnings per share:
  Basic                                $  0.05            $  0.07
  Diluted                                 0.05               0.07

See notes to condensed consolidated financial statements.

TIMBERLINE SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
(Amounts in thousands)
------------------------------------------------------------------------------

                                          2001           2000
                                       ----------     ----------
Net cash provided by
  operating activities                    $ 1,503        $ 2,145
                                       ----------     ----------
Cash flows from investing activities:
Payments for property and
  equipment                                  (611)          (778)
Capitalized software costs                 (1,457)        (1,233)
Proceeds from investments                     459            989
Other                                           6              1
                                       ----------     ----------
Net cash used in investing
  activities                               (1,603)        (1,021)
                                       ----------     ----------
Cash flows from financing activities:
Proceeds from issuance of
  common stock                                 57            109
Common stock reacquired                      (549)            --
Dividends paid                               (468)          (513)
                                       ----------     ----------
Net cash used in financing
   activities                                (960)          (404)
                                       ----------     ----------
Net increase (decrease) in cash
  and cash equivalents                     (1,060)           720
Cash and cash equivalents,
  beginning of the period                   3,620          7,642
                                       ----------     ----------
Cash and cash equivalents,
  end of the period                       $ 2,560        $ 8,362
                                       ==========     ==========
Supplemental information:
Cash paid (received) during the
  period for income taxes                 $   (88)       $   494
                                       ==========     ==========

See notes to condensed consolidated financial statements.

TIMBERLINE SOFTWARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2001 AND 2000
(Amounts in thousands)

1.       Condensed consolidated financial statements

         Certain  information  and  note  disclosures   normally  included  in
         financial   statements   prepared  in  accordance   with   accounting
         principles  generally  accepted in the United  States of America have been omitted from these condensed  consolidated financial statements.
         These condensed  consolidated  financial statements should be read in conjunction with the financial  statements and notes thereto included in the Company's  Form 10-K for the year ended December 31, 2000. The consolidated  balance  sheet at December 31, 2000 has been  condensed from the  audited  consolidated  balance  sheet as of that date.  The results of  operations  for the three month  periods  ended March 31,
         2001 and 2000 are not necessarily indicative of the operating results for the full year or for any other period.

         In the opinion of management,  all adjustments,  consisting of normal recurring adjustments, have been made to present fairly the financial position of the Company and its  subsidiary at March 31, 2001 and the results of their  operations and their cash flows for the three month periods ended March 31, 2001 and 2000.

         Certain  reclassifications  have  been  made  in the  2000  financial statements to conform to the 2001 presentation.

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

TIMBERLINE SOFTWARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2001 AND 2000
(Continued) (Amounts in thousands)

2.       Earnings per share

         A  reconciliation  of the common shares used in the  denominator  for computing  basic and diluted  earnings  per share for the three month periods ended March 31, 2001 and 2000 is as follows:

                                                  Three Months Ended
                                                       March 31,
                                                  ------------------
                                                    2001       2000
                                                  -------    -------
         Weighted-average shares outstanding,
           used in computing basic earnings
           per share                               11,714     12,829

         Effect of dilutive stock options              97        360
                                                  -------    -------
         Weighted-average shares outstanding,
           used in computing diluted earnings
           per share                               11,811     13,189
                                                  =======    =======

3.       Comprehensive income

         The  difference  between the Company's  net income and  comprehensive income  relates to the change in the  unrealized  net gain  (loss) on temporary  investments  and  translation  gain (loss)  related to the consolidation of the Company's  wholly-owned foreign subsidiary.  For the three months ended March 31, 2001 and 2000, net income would have been increased by $11 and reduced by $13, respectively,  to arrive at comprehensive income of $605 and $935, respectively.

TIMBERLINE SOFTWARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2001 AND 2000
(Continued) (Amounts in thousands)

4.       Operating segment information

         The Company's  operations  are divided into two  operating  segments:
         software  products and software  services.  The Company evaluates its performance  in each  segment  based on its  operating  contribution, which includes  revenue,  cost and expenses that can be  specifically identified within each segment.  Product  development and general and administrative  expenses  are  not  allocated  to  the  segments  for determining  its  operating  contribution  because such an allocation
         would  be  based  on  subjective  factors.   Information  about  each
         operating segment and a reconciliation  of operating  contribution to operating income for the three month periods ended March 31, 2001 and
         2000 is as follows:

                                                  Three Months Ended
                                                       March 31,
                                                  ------------------
                                                    2001       2000
                                                  -------    -------
         Net revenue:
           Software products                      $ 6,413    $ 5,550
           Services                                 7,495      6,475
           Other                                      244        315
                                                  -------    -------
           Net revenue                            $14,152    $12,340
                                                  =======    =======

                                                  Three Months Ended
                                                       March 31,
                                                  ------------------
                                                    2001       2000
                                                  -------    -------
         Operating Contribution:
           Software products                      $ 3,039    $ 3,140
           Services                                 3,246      2,530
           Other revenue, net of cost                 199        254
           Product development expenses            (3,903)    (3,118)
           General and administrative expenses     (1,798)    (1,579)
                                                  -------    -------
           Operating income                       $   783    $ 1,227
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

Results of Operations
---------------------

The Company's  results of  operations  for the three month periods ended March
31, 2001 and 2000 and the changes on a period over period  comparison  are set forth below:

                                Three Months Ended
                                     March 31,                  Percentage
                                -------------------   Increase   Increase
                                  2001        2000   (Decrease) (Decrease)
--------------------------------------------------------------------------
Net revenue:
  Software license fees        $ 6,413     $ 5,550     $   863       15.5%
  Service fees                   7,495       6,475       1,020       15.8
  Other                            244         315         (71)     (22.5)
--------------------------------------------------------------------------
  Net revenue                   14,152      12,340       1,812       14.7
--------------------------------------------------------------------------
Cost and expenses:
  Cost of revenue                1,326       1,185         141       11.9
  Client services                3,502       3,104         398       12.8
  Product development            3,903       3,118         785       25.2
  Sales and marketing            2,840       2,127         713       33.5
  General and administrative     1,798       1,579         219       13.9
--------------------------------------------------------------------------
  Total cost and expenses       13,369      11,113       2,256       20.3
--------------------------------------------------------------------------
Operating income                   783       1,227        (444)     (36.2)
Other income                       105         289        (184)     (63.7)
--------------------------------------------------------------------------
Income before income taxes         888       1,516        (628)     (41.4)
Provision for income taxes         294         568        (274)     (48.2)
--------------------------------------------------------------------------
Net income                     $   594     $   948     $  (354)     (37.3)%
==========================================================================

The following table presents the Company's operating statement data expressed as a percentage of net revenue for the three months ended March 31, 2001 and
2000:

                               Three Months Ended
                                    March 31,
                               ------------------
                                   2001      2000
-------------------------------------------------
Net revenue:
  Software license fees            45.3%     45.0%
  Service fees                     53.0      52.5
  Other                             1.7       2.5
-------------------------------------------------
  Net revenue                     100.0%    100.0%
-------------------------------------------------
Cost and expenses:
  Cost of revenue                   9.4       9.6
  Client services                  24.7      25.2
  Product development              27.6      25.3
  Sales and marketing              20.1      17.2
  General and administrative       12.7      12.8
-------------------------------------------------
  Total cost and expenses          94.5      90.1
-------------------------------------------------
Operating income                    5.5       9.9
Other income                        0.8       2.4
-------------------------------------------------
Income before income taxes          6.3      12.3
Provision for income taxes          2.1       4.6
-------------------------------------------------
Net income                          4.2%      7.7%
=================================================

NET  REVENUE.  Net revenue for the three  months  ended March 31, 2001 was the second highest quarterly  revenue in the Company'  history,  with increases in both  software  license and  service fee  revenue.  Software  license  revenue increased for the third sequential  quarter.  Accounting  software revenue for the three  months ended March 31, 2001  increased  11 percent  compared to the same  period  last  year  due in  part to  increased  sales  to the  specialty contractor  market.  Software revenue from this market  contributed $1,472 for the quarter,  of which $495 of those orders can be directly  attributed to the
Company's  Service  Management  applications,  which were introduced in August last year.  With the  availability  of Service  Management  applications,  the
Company  believes there is opportunity for significant  growth in sales to the specialty  contractors  market.  Estimating  software  revenue for the quarter increased by 25 percent over the same period last year.  The Company  believes there were two main reasons for this increase.  First, because the software is a  productivity  tool,  it  typically  sells  well  during a down  economy  as companies look for ways to produce more  estimates on projects  without adding more estimators. Second, initial orders were received this quarter from owners and facility  managers  market,  which is a new area that the Company targeted last year for its Estimating products.

Service fee revenue  increased to a new quarterly record due to an increase in revenue from maintenance and support plans.  Revenue from these service plans, which  accounted  for 86 percent of total  service fees for the quarter  ended
March 31,  2001,  increased  21 percent  over the same period last year.  This increase was partially  offset by an eight percent  decline in consulting  and training revenue compared to the same period last year.

OPERATING  EXPENSES.  Operating  expenses  increased  21 percent for the three months  ended March 31,  2001,  over the same period last year.  The  increase centered on added personnel that were hired last year to rebuild the Company's software  revenue stream  through the  introduction  of new products,  product enhancements and an increase in its sales and marketing efforts. The Company's total  employee  count  increased by 25 percent during the year ended December
31, 2000, and since that date has remained  essentially flat,  increasing less than one percent since the beginning of the year.

Client services  expenses  increased for the three months ended March 31, 2001 over the same period last year,  primarily due to increased personnel costs in the technical  support area,  which is the area that provides phone support to the Company's  customers.  Technical  support staff increased 22 percent since the same  period  last year to handle  the  increase  in call  traffic  and to continually  improve  the  quality  of service to  customers.  Overall,  these expenses  decreased  slightly as a percentage  of both net revenue and service fees, as compared to the same period last year.

Added personnel was also the reason product development expenses increased. As the Company's  products mature and become more complex,  additional  personnel are required to maintain these products, to develop enhancements,  to test the
products  to  ensure  its   viability  and   stability,   and  to  review  the
documentation  associated  with the  products  to  ensure it is  complete  and accurate.  The Company has also been adding new software  applications  to its product lines,  which requires  additional  product  development  personnel to perform  the same  functions  on the new  product  as the older,  more  mature products.

Sales and marketing expenses increased during the three months ended March 31,
2001, over the comparable period last year due to several factors. The primary increase in sales expense was due to an increase in some variable  expenses as a result of a 49 percent  increase in software  revenue  from the direct sales staff.  Additionally,  three  direct  sales staff were hired last year to help launch the Service Management applications and to boost the Company's presence in the  Southeastern  and  Western  regions  of the United  States.  Marketing expenses  increased due to additional  expenses for lead  generation  and lead development  to gain  deeper  penetration  into its  existing  markets and for generating leads for new markets,  such as the specialty contractor market and the owners, facility managers and design/build firms market.  These additional expenses  were  for  telemarketing  services,  marketing  lists,  direct  mail campaigns, and increased trade show costs.

General and administrative expenses increased for the three months ended March
31,  2001  over  the same  period  last  year.  Most of the  increase  was for personnel  and equipment in the  Information  Systems area. As a percentage of revenue, general and administrative expenses stayed constant.

OTHER  INCOME.  Other income,  composed  almost  entirely of interest  income, decreased  during the three  months  ended March 31, 2001 over the same period last year.  This was caused by a decrease in the amount of cash and  temporary investments, and a decline in interest rates.

PROVISION  FOR INCOME TAXES.  The  Company's  effective tax rate for the three months  ended March 31, 2001 was 33 percent  compared to 37.5  percent for the comparable  period in 2000.  The  provision  for income taxes was based on the
Company's estimate of the effective tax rate for each of the respective years.

Capital Resources and Liquidity
-------------------------------

The Company  generally  meets its liquidity  needs through cash generated from operations.  During the three  months ended March 2001,  net cash  provided by operations  was $1,503  compared to $2,145 for the same  period in 2000.  This decrease  was  primarily  due to the  decrease  in  the  profitability  of the
Company's  operations  for the first three months of 2001 compared to the same period in 2000. Cash and temporary  investments decreased $1,508 since the end of 2000, primarily due to the investment in new products (capitalized software costs), equipment purchases, cash dividend and the repurchase of the Company's common stock.  Net accounts  receivable at March 31, 2001 increased $318 since
December 31, 2000,  primarily due to an increase in billings for service plans and  software  in March 2001 as compared  to  December  2000.  DSO (Days Sales
Outstanding)  at March 31, 2001  increased  slightly to 35,  compared to 34 at
December 31, 2000. Net capitalized  software costs increased  $1,187 to $8,014 at March 31, 2001 from $6,827 at December  31,  2000,  primarily  due to costs incurred in the  development  of new products which will support the Company's
Project Management and e-commerce strategy.

Deferred  revenues at March 31, 2001 increased $722 to $16,137 from $15,415 at
December  31, 2000  primarily  due to an increase in the  billings  for annual maintenance  and support  service plans.  Revenue from annual  maintenance and support service  billings is recognized  ratably over the service plan period.
Accrued  employee  expenses  decreased $636 to $1,194 at March 31, 2001,  from
$1,830 at December 31,  2000,  primarily  due to the payment of the  Company's
2000 matching contribution to its 401(k) plan.

In January 2001,  the Company  declared a regular  quarterly  cash dividend of
$.04 per  share,  aggregating  $468.  The  Company  plans to  continue  to pay quarterly cash dividends consistent with its capital needs and income levels.

The Company spent $549 in the first quarter of 2001 to repurchase  146 shares.
Since the  announcement of its share repurchase plan at the end of March 2000,
1,277 shares have been  repurchased  representing  10 percent of the Company's shares  outstanding  at the time of its  announcement  last  year.  The  share repurchase  plan is  substantially  complete and there are no current plans to repurchase additional shares of the Company's common stock.

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

PART II. Other Information

Item 6.         Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           The  following  exhibit is filed  herewith and this
                           constitutes the exhibit index:

                           10.1     Key Executive Retention  Agreement,  dated
                                    as  of  April  24,   2001,   between   the
                                    Registrant and Curtis L. Peltz.

                  (b)      Reports on Form 8-K

                           No Form 8-K was filed during the three months ended
                           March 31, 2001.

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

                                            TIMBERLINE SOFTWARE CORPORATION
                                            -------------------------------
                                                      (Registrant)

Dated:  May 14, 2001                        /s/ Carl C. Asai
                                            ---------------------------------
                                            Carl C. Asai, Sr. Vice President,
                                            Finance (Chief Financial Officer)