Form 10-Q
period 2001-06-30
TIMBERLINE SOFTWARE CORPORATION
filed 2001-08-14
CIK 314436

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2001
[_]	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____

Commission File Number 0-16376

TIMBERLINE SOFTWARE CORPORATION
(Exact name of registrant as specified in its charter)

Oregon (State or other jurisdiction of incorporation or organization)	93-0748489 (I.R.S. Employer Identification No.)

15195 N.W. Greenbrier Parkway, Beaverton, Oregon 97006-5701
(Address of principal executive offices) (Zip code)

(503) 690-6775
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]        No  [_]

At August 10, 2001, 11,649,732 shares of common stock of the registrant were outstanding.

TIMBERLINE SOFTWARE CORPORATION
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed consolidated balance sheets, June 30, 2001 and December 31, 2000 (Unaudited)	3
	Condensed consolidated statements of operations for the three months ended June 30, 2001 and 2000 (Unaudited)	4
	Condensed consolidated statements of operations for the six months ended June 30, 2001 and 2000 (Unaudited)	5
	Condensed consolidated statements of cash flows for the six months ended June 30, 2001 and 2000 (Unaudited)	6
	Notes to condensed consolidated financial statements (Unaudited)	7
Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11
PART II.	OTHER INFORMATION
Item 4.	Submission of Matters to a Vote of Security Holders	19
Item 6.	Exhibits and Reports on Form 8-K	19
SIGNATURES		20

PART I. Financial Information
Item 1. Financial Statements

TIMBERLINE SOFTWARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2001 AND DECEMBER 31, 2000 (Unaudited)
(Amounts in thousands)

	June 30, 2001	December 31, 2000
ASSETS: Current assets: Cash and cash equivalents	$ 4,322	$ 3,620
Temporary investments	6,302	8,245
Accounts receivable, less allowance for doubtful accounts (June 30, 2001, $131; December 31, 2000, $138)	5,720	5,183
Inventories	243	275
Other current assets	2,660	2,758
Total current assets	19,247	20,081
Property and equipment	31,874	30,622
Less accumulated depreciation and amortization	10,050	8,788
Property and equipment - net	21,824	21,834
Capitalized software costs - net	8,860	6,827
Other assets	306	226
Total	$ 50,237 =========	$ 48,968 =========
LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities: Accounts payable	$ 1,557	$ 1,532
Deferred revenues	16,428	15,415
Accrued employee expenses	1,245	1,830
Income taxes payable	23	36
Other current liabilities	1,664	1,301
Total current liabilities	20,917	20,114
Accrued rent expense	316	293
Deferred income taxes	4,043	3,199
Shareholders' equity: Common stock, without par value authorized, 20,000 shares; issued - June 30, 2001, 11,648 shares; December 31, 2000, 11,773 shares	350	353
Additional paid in capital	5,287	5,297
Accumulated other comprehensive income	27	20
Retained earnings	19,297	19,692
Total shareholders' equity	24,961	25,362
Total	$ 50,237 =========	$ 48,968 =========

See notes to condensed consolidated financial statements.

TIMBERLINE SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000 (Unaudited)
(Amounts in thousands, except per share data)

	2001	2000
Net revenue: Software license fees	$ 6,181	$ 5,136
Service fees	7,904	6,800
Other	204	205
Net revenue	14,289	12,141
Cost and expenses: Cost of revenue	1,328	1,427
Client services	3,563	2,842
Product development	4,254	3,265
Sales and marketing	2,904	2,338
General and administrative	1,821	1,644
Total cost and expenses	13,870	11,516
Operating income	419	625
Other income	150	280
Income before income taxes	569	905
Provision for income taxes	145	316
Net income	$ 424 =========	$ 589 =========
Earnings per share: Basic	$ 0.04	$ 0.05
Diluted	0.04	0.05

See notes to condensed consolidated financial statements.

TIMBERLINE SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000 (Unaudited)
(Amounts in thousands, except per share data)

	2001	2000
Net revenue: Software license fees	$ 12,594	$ 10,686
Service fees	15,399	13,275
Other	448	520
Net revenue	28,441	24,481
Cost and expenses: Cost of revenue	2,654	2,612
Client services	7,065	5,946
Product development	8,157	6,383
Sales and marketing	5,744	4,465
General and administrative	3,619	3,223
Total cost and expenses	27,239	22,629
Operating income	1,202	1,852
Other income	255	569
Income before income taxes	1,457	2,421
Provision for income taxes	439	884
Net income	$ 1,018 =========	$ 1,537 =========
Earnings per share: Basic	$ 0.09	$ 0.12
Diluted	0.09	0.12

See notes to condensed consolidated financial statements.

TIMBERLINE SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000 (Unaudited)
(Amounts in thousands)

	2001	2000
Net cash provided by operating activities	$ 3,846	$ 4,083
Cash flows from investing activities: Payments for property and equipment	(1,140)	(1,703)
Capitalized software costs	(2,535)	(2,308)
Proceeds from investments	4,000	2,267
Purchase of investments	(2,050)	--
Other	7	1
Net cash used in investing activities	(1,718)	(1,743)
Cash flows from financing activities: Proceeds from issuance of common stock	57	291
Common stock reacquired	(549)	(1,226)
Cash dividends	(934)	(1,028)
Net cash used in financing activities	(1,426)	(1,963)
Net increase in cash and cash equivalents	702	377
Cash and cash equivalents, beginning of the period	3,620	7,642
Cash and cash equivalents, end of the period	$ 4,322 ========	$ 8,019 ========
Supplemental information: Cash paid (received) during the period for income taxes	$ (124 ======== )	$ 1,049 ========

See notes to condensed consolidated financial statements.

TIMBERLINE SOFTWARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000 (Unaudited)
(Amounts in thousands)

1.          Condensed consolidated financial statements

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these condensed financial statements. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2000. The balance sheet at December 31, 2000 has been condensed from the audited balance sheet as of that date. The results of operations for the three and six month periods ended June 30, 2001 and 2000 are not necessarily indicative of the operating results for the full year, or any other interim period.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, have been made to present fairly the Company’s financial position at June 30, 2001 and the results of its operations and its cash flows for the three and six month periods ended June 30, 2001 and 2000.

Certain reclassifications have been made in the 2000 financial statements to conform to the 2001 presentation.

The accompanying financial statements include the accounts of the Company as well as its wholly-owned subsidiary, which was opened in Australia during March 2000. The functional currency of the subsidiary is Australian dollars. Gains and losses resulting from foreign currency translation are recorded as other comprehensive income and accumulated as a separate component of shareholders’ equity. All significant intercompany balances and transactions are eliminated in consolidation.

TIMBERLINE SOFTWARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000 (Unaudited)(Continued)
(Amounts in thousands)

2.          Earnings per share

A reconciliation of the common shares used in the denominator for computing basic and diluted earnings per share for the three and six month periods ended June 30, 2001 and 2000 is as follows:

	Three Months Ended June 30,
	2001	2000
Weighted-average shares outstanding, used in computing basic earnings per share	11,648	12,800
Effect of dilutive stock options	257	223
Weighted-average shares outstanding, used in computing diluted earnings per share	11,905 =======	13,023 =======
	Six Months Ended June 30,
	2001	2000
Weighted-average shares outstanding, used in computing basic earnings per share	11,681	12,814
Effect of dilutive stock options	179	292
Weighted-average shares outstanding, used in computing diluted earnings per share	11,860 =======	13,106 =======

TIMBERLINE SOFTWARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000 (Unaudited)(Continued)
(Amounts in thousands)

3.          Comprehensive income

The difference between the Company’s net income and comprehensive income relates to the change in the unrealized net gain (loss) on temporary investments and translation gain (loss) related to the consolidation of the Company’s wholly-owned foreign subsidiary. For the three months ended June 30, 2001 and 2000, net income would have been reduced by $4 and increased by $16, respectively, to arrive at comprehensive income of $420 and $605, respectively. For the six months ended June 30, 2001 and 2000, net income would have been increased by $7 and $3, respectively, to arrive at comprehensive income of $1,025 and $1,540, respectively.

4.          Operating segment information

The Company’s operations are divided into two operating segments: software products and software services. The Company evaluates its performance in each segment based on its operating contribution, which includes revenue, cost and expenses that can be specifically identified within each segment. Product development and general and administrative expenses are not allocated to the segments for determining its operating contribution because such an allocation would be based on subjective factors. Information about each operating segment and a reconciliation of operating contribution to operating income for the three and six month periods ended June 30, 2001 and 2000 is as follows:

	Three Months Ended June 30,
	2001	2000
Net revenue: Software	$ 6,181	$ 5,136
Services	7,904	6,800
Other	204	205
Net Revenue	$ 14,289 =======	$ 12,141 =======

TIMBERLINE SOFTWARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000 (Unaudited)(Continued)
(Amounts in thousands)

	Three Months Ended June 30,
	2001	2000
Operating Contribution: Software	$ 2,725	$ 2,198
Services	3,616	3,188
Other revenue, net of cost	153	148
Product development expenses	(4,254)	(3,265)
General and administrative expenses	(1,821)	(1,644)
Operating income	$ 419 ========	$ 625 ========
	Six Months Ended June 30,
	2001	2000
Net revenue: Software	$ 12,594	$ 10,686
Services	15,399	13,275
Other	448	520
Net Revenue	$ 28,441 ========	$ 24,481 ========
	Six Months Ended June 30,
	2001	2000
Operating Contribution: Software	$ 5,763	$ 5,338
Services	6,863	5,718
Other revenue, net of cost	352	402
Product development expenses	(8,157)	(6,383)
General and administrative expenses	(3,619)	(3,223)
Operating income	$ 1,202 ========	$ 1,852 ========

Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations

TIMBERLINE SOFTWARE CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Amounts in thousands, except percentages and per share data)

Forward-Looking Statements

This Report includes forward-looking statements. The words or phrases “anticipates,” “believes,” “expects,” “intends,” “will continue,” “estimates,” “plans,” “projects,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

The Company’s forward-looking statements are subject to certain risks, trends, and uncertainties that could cause actual results to vary materially from anticipated results, including, without limitation, delays in new product releases, delays in acceptance of the Company’s products in the marketplace, failures by the Company’s outside vendors to perform as promised, changes in the software operating systems for which the Company’s products are written, increased competition, and changes in general market conditions. These factors are discussed in further detail below under “Risks and Uncertainties.” Should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those discussed herein as expected, believed, estimated, intended or anticipated. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.

Results of Operations

The Company’s results of operations for the three and six month periods ended June 30, 2001 and 2000 and the changes on a period over period comparison are set forth below:

	Three Months Ended June 30,
	2001	2000	Increase (Decrease)	% Increase (Decrease)
Net revenue: Software license fees	$ 6,181	$ 5,136	$ 1,045	20.3
Service fees	7,904	6,800	1,104	16.2
Other	204	205	(1)	(0.5)
Net revenue	14,289	12,141	2,148	17.7
Cost and expenses: Cost of revenue	1,328	1,427	(99)	(6.9)
Client services	3,563	2,842	721	25.4
Product development	4,254	3,265	989	30.3
Sales and marketing	2,904	2,338	566	24.2
General and administrative	1,821	1,644	177	10.8
Total cost and expenses	13,870	11,516	2,354	20.4
Operating income	419	625	(206)	(33.0)
Other income	150	280	(130)	(46.4)
Income before income taxes	569	905	(336)	(37.1)
Provision for income taxes	145	316	(171)	(54.1)
Net income	$ 424 ========	$ 589 ========	$ (165 ======== )	(28.0 ======== )
	Six Months Ended June 30,
	2001	2000	Increase (Decrease)	% Increase (Decrease)
Net revenue: Software license fees	$ 12,594	$ 10,686	$ 1,908	17.9
Service fees	15,399	13,275	2,124	16.0
Other	448	520	(72)	(13.8)
Net revenue	28,441	24,481	3,960	16.2
Cost and expenses: Cost of revenue	2,654	2,612	42	1.6
Client services	7,065	5,946	1,119	18.8
Product development	8,157	6,383	1,774	27.8
Sales and marketing	5,744	4,465	1,279	28.6
General and administrative	3,619	3,223	396	12.3
Total cost and expenses	27,239	22,629	4,610	20.4
Operating income	1,202	1,852	(650)	(35.1)
Other income	255	569	(314)	(55.2)
Income before income taxes	1,457	2,421	(964)	(39.8)
Provision for income taxes	439	884	(445)	(50.3)
Net income	$ 1,018 ========	$ 1,537 ========	$ (519 ======== )	(33.8 ======== )

The following tables present the Company’s operating statement data expressed as a percentage of net revenue for the three and six months ended June 30, 2001 and 2000:

	Three Months Ended June 30,
	2001	2000
Net revenue: Software license fees	43.3	42.3
Service fees	55.3	56.0
Other	1.4	1.7
Net revenue	100.0	100.0
Cost and expenses: Cost of revenue	9.3	11.7
Client services	24.9	23.4
Product development	29.8	26.9
Sales and marketing	20.3	19.3
General and administrative	12.8	13.5
Total cost and expenses	97.1	94.8
Operating income	2.9	5.2
Other income	1.1	2.3
Income before income taxes	4.0	7.5
Provision for income taxes	1.0	2.6
Net income	3.0 =======	4.9 =======
	Six Months Ended June 30,
	2001	2000
Net revenue: Software license fees	44.3	43.7
Service fees	54.1	54.2
Other	1.6	2.1
Net revenue	100.0	100.0
Cost and expenses: Cost of revenue	9.3	10.7
Client services	24.9	24.3
Product development	28.7	26.1
Sales and marketing	20.2	18.2
General and administrative	12.7	13.1
Total cost and expenses	95.8	92.4
Operating income	4.2	7.6
Other income	0.9	2.3
Income before income taxes	5.1	9.9
Provision for income taxes	1.5	3.6
Net income	3.6 =======	6.3 =======

NET REVENUE. Net revenue for the three months ended June 30, 2001 was the second highest quarterly revenue in the Company’s history, with increases in both software license and service fee revenue. This was the fourth sequential quarterly increase in net revenue. Software license fees increased compared to the same quarter last year, with increases in all of the Company’s product lines. This increase was primarily due to software revenue from new markets the Company is penetrating - the specialty contractor and owner and facility managers markets, as well as increased revenue from its traditional markets. The increase was also partially due to the introduction of new software products which were not available during the comparable periods last year. The Company’s Accounting products, which comprise 67 percent of the Company’s software license revenue for the three months ended June 30, 2001 increased 21 percent compared to the same period in 2000 and was the largest quarterly revenue for this product line since the fourth quarter of 1999. Software orders amounting to $500 were directly attributed to the Company’s Service Management applications, which were introduced in August last year. Its Estimating products, which accounted for 33 percent of the Company’s software license revenue, increased by 19 percent from the comparable period in 2000. Contributing to this growth was revenue from two new estimating products, Model Estimating and Digitizer Extended, which were released late in the current quarter.

Service fee revenue increased to a new quarterly record, primarily due to an increase in revenue from maintenance and support plans. Revenue from these service plans, which accounted for 85 percent of total service fees for the quarter ended June 30, 2001, increased 16 percent over the same period last year. Consulting and training revenue increase 21 percent compared to the same period last year.

For the six months ended June 30, 2001 net revenue increased compared to the same period in 2000, with increases in both software license and service fee revenue. The Company’s Accounting products, which accounted for 66 percent of the total software license revenue for the six months ended June 30, 2001, increased 16 percent compared to the same period in 2000. Estimating software license revenue increased 22 percent compared to the same period a year ago. The factors contributing to the growth in software revenue for this period were the same factors discussed above for the three months ended June 30, 2001.

The increase in service fee revenue for the six months ended June 30, 2001, over the same period last year was primarily due to an increase in revenue from maintenance and support plans. Revenue from these service plans, which accounted for 86 percent of total service fees for the six months ended June 30, 2001, increased 18 percent over the same period last year. This was primarily due to the increase in the Company’s user base and an increase in the percentage of users renewing their annual service plans.

OPERATING EXPENSES. Operating expenses increased 24 percent for the three months ended June 30, 2001, over the same period last year. The increase was primarily due to additional personnel that were hired last year to rebuild the Company’s software revenue stream through the introduction of new products, new product functionality and an increase in its sales and marketing efforts to penetrate new markets and generate sales leads. For the six months ended June 30, 2001 these expenses increased 23 percent over the same period last year.

Expenses for client services increased for the three month period ended June 30, 2001 over the same period last year. As a percentage of service fee revenue these expenses increased to 45 percent from 42 percent in the second quarter last year. For the six months ended June 30, 2001, these expenses increased compared to the same period last year, and increased as a percentage of service fee revenue to 46 percent from 45 percent. These increases were primarily due to increased personnel added during the second half of last year to handle the increased call volume and to continually improve the quality of service to its customers. Additionally, in the second quarter this year, staffing was increased in anticipation of higher call volume due to a major software update distributed to the Company’s user base that started in June and will continue to be distributed throughout the summer months.

Product development expenses increased for the three and six month periods ended June 30, 2001 over the same periods last year. As the Company introduces new products and expands its product offering, it increases the number of products that need to be maintained and enhanced. It also introduces more complexity into the development process because many of the Company’s products are tightly integrated with each other. All of these factors require additional personnel and the Company hired a number of engineers last year to enable this work to be performed.

Sales and marketing expenses increased for the three and six month periods ended June 30, 2001, over the comparable periods last year as a result of the Company’s continued investment in building a strong foundation for future growth in software revenue. Sales expenses increased due to a number of factors. Direct sales staff were hired last year to launch the Service Management applications and to boost the Company’s presence in the Southeastern and Western regions of the United States. All three of these areas have seen strong growth in revenue as a result of these initiatives. Additionally, sales expense increased due to higher commission expense. Revenue from the Company’s direct sales staff for the three months ended June 30, 2001 increased 73 percent over the second quarter last year and 61 percent for the six months ended June 30, 2001 as compared to the same period last year. Marketing expenses increased over the comparable periods last year as the Company continued to increase its lead development and referral efforts for its sales channel. These additional expenses were for increased telemarketing personnel, telemarketing services, marketing lists, direct mail campaigns, and increased trade show costs.

General and administrative expenses increased primarily to support the growth in personnel in the other areas of the Company, but as a percentage of net revenue, decreased in 2001 as compared to the same periods last year.

OTHER INCOME. Other income, composed almost entirely of interest income, decreased during the three and six month periods ended June 30, 2001 over the same periods last year. This was caused by a decrease in the amount of cash and temporary investments, and a decline in interest rates.

PROVISION FOR INCOME TAXES. The Company’s effective tax rate for the three and six month periods ended June 30, 2001 was 25.5 percent and 30.1 percent, respectively, compared to 34.9 percent and 36.5 percent for the comparable periods in 2000. During the second quarter of 2001, the Company adjusted its estimate of the effective tax rate for the year from 33 percent to 30 percent.

Capital Resources and Liquidity

The Company generally meets its liquidity needs through cash generated from operations. During the six months ended June 30, 2001, net cash provided by operations was $3,846 compared to $4,083 for the same period in 2000. This decrease was primarily due to the decrease in the profitability of the Company’s operations for the first six months of 2001 compared to the same period in 2000. Cash and temporary investments decreased $1,241 since the end of 2000, primarily due to the investment in new products (capitalized software costs), equipment purchases, cash dividends and the repurchase of the Company’s common stock. Net accounts receivable at June 30, 2001 increased $537 compared to December 31, 2000, primarily due to an increase in billings for both software and service plans in the month of June as compared to last December. DSO (Days Sales Outstanding) at June 30, 2001 increased slightly to 36, compared to 34 at December 31, 2000. Net capitalized software costs increased $2,033 to $8,860 at June 30, 2001 from $6,827 at December 31, 2000, primarily due to costs incurred in the development of new products.

Deferred revenues at June 30, 2001 increased $1,013 to $16,428 from $15,415 at December 31, 2000 primarily due to an increase in billings for annual maintenance and support service plans. Revenue from annual maintenance and support service billings are recognized ratably over the service plan period. Accrued employee expenses decreased $585 to $1,245 at June 30, 2001, from $1,830 at December 31, 2000, primarily due to payments of the Company’s 2000 matching contribution to its 401(k) plan.

During the first six months, the Company declared two regular quarterly cash dividends totaling $.08 per share, aggregating $934. The Company plans to continue to pay quarterly cash dividends consistent with its capital needs and income levels.

Risks and Uncertainties

From time to time, the Company may make forward-looking statements as such term is defined in the Federal securities laws. The following risks and uncertainties, among others, should be considered in evaluating the Company’s forward-looking statements. Factors that may cause actual results to differ materially from those contained in such forward-looking statements are as follows:

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

DEPENDENCE ON MICROSOFT OPERATING SYSTEM; OBSOLESCENCE AND TECHNOLOGICAL CHANGES. The Company is a specialty software developer, an industry characterized by rapid technological change. Its software is designed to work with specific operating systems developed by Microsoft Corporation. If substantial changes are made to those operating systems or if new operating systems are adopted, the Company’s software may not function properly, necessitating that the Company invest additional resources to adapt its software to those changes. Also, other operating systems may be introduced on which the Company’s software may not function, which may also cause additional resources to be expended which would otherwise be devoted to improving the Company’s software or developing new software.

To remain competitive, the Company must continue to make substantial expenditures for product development. Although the Company plans to continue to enhance its existing products and to develop new products, the Company’s competitors may develop products with superior capabilities and/or market their products more effectively at lower prices, by “bundling” their software with other software or through other methods. The Company believes its existing software products are widely accepted in its segment of the marketplace. However, a delay in the release of new products or modifications to existing products, or a delay in the acceptance by the marketplace of any new products or modifications to existing products, could similarly delay the recognition of revenue, or have an adverse effect on the Company’s revenue and earnings.

SUBSTANTIAL DEPENDENCE ON SINGLE INDUSTRY. Because the Company sells a large majority of its software products and services to the construction industry, adverse economic conditions in that industry could have a material adverse effect on the Company’s revenue and earnings. The construction industry is particularly sensitive to a significant increase in interest rates, which in the past has resulted in substantial financial distress across the industry. In addition, a downturn in general economic conditions in the United States could adversely affect the construction industry.

PRODUCT PROTECTION. The Company regards its software as proprietary and attempts to protect it by relying upon copyrights, laws protecting trade secrets, internal nondisclosure agreements and transferability restrictions incorporated into its software license agreements. The Company believes the risk of unauthorized transfers of the Company’s proprietary information is reduced because program source listings are not released to third parties. Despite these restrictions, it may be possible for competitors or users to copy aspects of the Company’s products or to obtain information which the Company regards as proprietary. The Company’s competitive position could be adversely affected by unauthorized use of its proprietary information. Third parties may also assert infringement or other claims against the Company with respect to any existing or future products. Litigation to protect the Company’s proprietary information or to determine the validity of any third-party claims could result in significant expense to the Company and, whether or not such litigation is determined in favor of the Company, divert the efforts of the Company’s technical and management personnel from further development and support of the Company’s software products.

PART II.    Other Information

Item 4.    Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on April 24, 2001. Shareholders took the following actions at the meeting:

1.	The shareholders voted to elect all of the Board’s nominees to the Company’s Board of Directors. The following table sets forth information regarding votes cast with respect to each nominee:
	Votes For	Votes Withheld
Curtis L. Peltz	8,691,329	1,323,844
Thomas P. Cox	9,154,174	860,999
James A. Meyer	9,159,823	855,350
Donald L. Tisdel	9,154,398	860,775
2.	The shareholders voted to ratify the Board's selection of outside auditors for 2001 by the affirmative vote of 9,905,267 shares with 63,570 shares voting against the proposal, and 46,335 shares abstaining.

Item 6.    Exhibits and Reports on Form 8-K

               (a)    Exhibits

                        (10) Indemnification agreement with Director.

               (b)    Reports on Form 8-K

                        No Form 8-K was filed during the three months ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIMBERLINE SOFTWARE CORPORATION (Registrant)
Date: August 13, 2001	/s/ Carl C. Asai Carl C. Asai, Sr. Vice President, Finance (Chief Financial Officer)

FORM 10-Q
Exhibit Index

Exhibit

(10)          Indemnification agreement with Director