Form 10-Q
period 2001-09-30
TIMBERLINE SOFTWARE CORPORATION
filed 2001-11-15
CIK 314436

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

At November 9, 2001, 11,672,965 shares of common stock of the registrant were outstanding.

TIMBERLINE SOFTWARE CORPORATION
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
TABLE OF CONTENTS
---------------------------------------------------------------

PART I. FINANCIAL INFORMATION

TIMBERLINE SOFTWARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000 (Unaudited)
(Amounts in thousands)

1. Condensed consolidated financial statements

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these condensed financial statements. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2000. The balance sheet at December 31, 2000 has been condensed from the audited balance sheet as of that date. The results of operations for the three and nine month periods ended September 30, 2001 and 2000 are not necessarily indicative of the operating results for the full year, or any other interim period.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, have been made to present fairly the Company's financial position at September 30, 2001 and the results of its operations for the three and nine month periods ended September 30, 2001 and 2000 and its cash flows for the nine month periods ended September 30, 2001 and 2000.

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

2. Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations." This statement, effective for all business combinations initiated after June 30, 2001, discontinues the use of the pooling of interest method of accounting for business combinations. Management believes that this statement will not have a material effect on the Company's financial statements.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement will require discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives. Instead, these assets will be tested periodically for impairment and written down to their fair market value as necessary. This statement is effective for fiscal years beginning after December 15, 2001. Management believes that this statement will not have a material effect on the Company's financial statements.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. SFAS 143 required, among other things, the accounting and reporting of legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, and development or normal operation of a long-lived asset. The Company is currently assessing but has not yet determined the impact of SFAS 143 on its financial position, results of operations and cash flows.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS 144 addresses accounting and reporting of long-lived assets, except goodwill, that are either held and used or disposed of through sale or other means. The Company is currently assessing but has not yet determined the impact of SFAS 144 on its financial position, results of operations and cash flows.

3. Earnings per share

A reconciliation of the common shares used in the denominator for computing basic and diluted earnings per share for the three and nine month periods ended September 30, 2001 and 2000 is as follows:

4. Comprehensive income

The difference between the Company's net income and comprehensive income relates to the change in the unrealized net gain (loss) on temporary investments and translation gain (loss) related to the consolidation of the Company's wholly-owned foreign subsidiary. For the three months ended September 30, 2001 and 2000, net income would have been increased by $39 and $38, respectively, to arrive at comprehensive income of $158 and $820, respectively. For the nine months ended September 30, 2001 and 2000, net income would have been increased by $46 and $41, respectively, to arrive at comprehensive income of $1,183 and $2,360, respectively.

5. Operating segment information

The Company's operations are divided into two operating segments: software products and software services. The Company evaluates its performance in each segment based on its operating contribution, which includes revenue, cost and expenses that can be specifically identified within each segment. Product development and general and administrative expenses are not allocated to the segments for determining its operating contribution because such an allocation would be based on subjective factors. Information about each operating segment and a reconciliation of operating contribution to operating income for the three and nine month periods ended September 30, 2001 and 2000 is as follows:

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

TIMBERLINE SOFTWARE CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Amounts in thousands, except percentages and per share data)
----------------------------------------------------------------

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

Results of Operations

---------------------

The Company's results of operations for the three and nine month periods ended September 30, 2001 and 2000 and the changes on a period over period comparison are set forth below:

Three Months Ended September 30, 2001	2000	Increase (Decrease)	% Increase (Decrease)
Net revenue:				
Software license fees	$ 5,661	$ 5,978	$ (317)	(5.3)
Service fees	8,457	6,900	1,557	22.6
Other	155	145	10	6.9
Net revenue	14,273	13,023	1,250	9.6
Cost and expenses:				
Cost of revenue	1,420	1,173	247	21.1
Client services	3,682	3,194	488	15.3
Product development	4,321	3,482	839	24.1
Sales and marketing	2,817	2,555	262	10.3
General and administrative	1,973	1,635	338	20.7
Total cost and expenses	14,213	12,039	2,174	18.1
Operating income	60	984	(924)	(93.9)
Other income	109	247	(138)	(55.9)
Income before income taxes	169	1,231	(1,062)	(86.3)
Provision for income taxes	50	449	(399)	(88.9)
Net income	$ 119	$ 782	$ (663)	(84.8)

	Nine Months Ended September 30, 2001	2000	Increase (Decrease)	% Increase (Decrease)
Net revenue:				
Software license fees	$ 18,255	$ 16,664	$ 1,591	9.5
Service fees	23,856	20,175	3,681	18.2
Other	603	665	(62)	(9.3)
Net revenue	42,714	37,504	5,210	13.9
Cost and expenses:				
Cost of revenue	4,074	3,785	289	7.6
Client services	10,747	9,140	1,607	17.6
Product development	12,478	9,865	2,613	26.5
Sales and marketing	8,561	7,020	1,541	22.0
General and administrative	5,592	4,858	734	15.1
Total cost and expenses	41,452	34,668	6,784	19.6
Operating income	1,262	2,836	(1,574)	(55.5)
Other income	364	816	(452)	(55.4)
Income before income taxes	1,626	3,652	(2,026)	(55.5)
Provision for income taxes	489	1,333	(844)	(63.3)
Net income	$ 1,137	$ 2,319	$ (1,182)	(51.0)

The following tables present the Company's operating statement data expressed as a percentage of net revenue for the three and nine months ended September 30, 2001 and 2000:

NET REVENUE. Service fee revenue for the three and nine month periods ended September 30, 2001 increased over the same periods last year, primarily due to an increase in revenue from maintenance and support plans. Revenue from these service plans, which accounted for 88 percent and 86 percent, respectively, of total service fees increased 23 percent and 20 percent, respectively, over the comparable periods last year. This increase in revenue is primarily a result of two factors. First, recurring maintenance and support service plan billings to the Company's user base continued to grow at a healthy rate, increasing 45 percent and 24 percent, respectively, over the same three and nine month periods last year. Second, service plan revenue during the quarter was bolstered by the shipment of a software upgrade to the Company's user base. The Company was deferring a portion of its service plan billings for the twelve months ended May 31, 2001 and planned to recognize this as revenue when the upgrade was shipped to its users. The Company recognized revenue amounting to $924 and $1,575 during the three and nine month periods ended September 30, 2001, respectively, relating to those shipments.

The increase in service fee revenue for the three months ended September 30, 2001 was partially offset by a decline in software revenue as the tragic events of September 11 and the economic slowdown impacted the Company's ability to close business. As a result, software license revenue from Estimating products, which accounted for 24 percent of the Company's software license revenue for the three months ended September 30, 2001, decreased 32 percent from the comparable period in 2000. Software revenue from the Company's Accounting products, which comprise 76 percent of the Company's software license revenue for the three months ended September 30, 2001, increased eight percent compared to the same period in 2000. Although Accounting software revenue was affected by the factors mentioned above, this was partially offset by additional software license revenue related to the introduction of the Company's Service Management applications in August last year. Software orders directly attributed to Service Management applications amounted to $664 for the three months ended September 30, 2001, compared to $371 in the same period last year.

For the nine months ended September 30, 2001, software license revenue increased primarily due to revenue from the Company's Accounting software products, which increased 13 percent compared to the same period in 2000. Most of this increase was due to the introduction of its Service Management applications in August 2000. Software orders directly attributable to the Service Management applications amounted to $1,663 during the first nine months of 2001 compared to $371 for the same period last year. Estimating software license revenue increased three percent compared to the same period a year ago. Estimating software revenue increased 22 percent for the first six months of 2001 compared to the same period in 2000, primarily due to sales into the Owner and Facility Manager market, which is a new market the Company has targeted. This was offset by the decrease in Estimating software revenue in the third quarter of 2001, relating to the events of September 11 and the economic slowdown.

COST OF REVENUE. Cost of revenue increased primarily due to an increase in royalty and maintenance costs. Royalty costs increased $138 and $206 for the three and nine months periods ended September 30, 2001, respectively, over the comparable periods last year, primarily due to increased royalties for a database engine embedded in the Company's software. Maintenance costs increased $84 and $169 for the same periods as a result of additional expenses incurred relating to the shipment of the software upgrade mentioned above.

OPERATING EXPENSES. Operating expenses increased 18 percent and 21 percent for the three and nine month periods ended September 30, 2001, respectively, over the same periods last year. The increases were primarily due to additional personnel that were hired during the latter part of last year and the first six months of 2001, to rebuild the Company's software revenue stream through new product functionality and an increase in its sales and marketing efforts to penetrate new markets and generate sales leads. The Company also increased client services expenses to support the growth in service fee revenue and continually improve the quality of service to its customers.

For the three months ended September 30, 2001 client services expenses increased, but as a percentage of service fee revenue these expenses decreased to 44 percent from 46 percent in the third quarter last year. For the nine months ended September 30, 2001, these expenses also increased compared to the same period last year, but as a percentage of service fee revenue, remained unchanged at 45 percent. These increases were primarily due to increased personnel added during the second half of last year to handle the increased call volume and to continually improve the quality of service to customers. Additionally, in the second quarter this year, staffing was increased in anticipation of higher call volume resulting from the release of the software update distributed to the Company's user base that started in June and continued throughout the third quarter.

Product development expenses increased for the three and nine month periods ended September 30, 2001 over the same periods last year. This increase was primarily related to the increase in personnel and the use of outside contract developers as the Company focused on new product functionality for its new and existing software products in an effort to rebuild its software revenue stream. Personnel costs increased $260 and $1,639 for the three and nine month periods, respectively compared to the same periods in 2000. Additionally, in 2001, the Company incurred outside consulting costs to re-engineer its product development process with the goal of significantly reducing the time to market for new products and product enhancements. For the three and nine month periods ended September 30, 2001, these costs amounted to $442 and $733, respectively.

Sales and marketing expenses increased for the three months ended September 30, 2001, over the comparable period last year, primarily due to the expansion of lead development and referral efforts for the Company's solution providers and direct sales staff. These additional expenses were for increased telemarketing personnel, telemarketing services, marketing lists and direct mail campaigns. Sales expenses for the three months ended September 30, 2001 stayed relatively flat in comparison to the same period in 2000. For the nine months ended September 30, 2001, sales and marketing expenses also increased compared to the same period last year. Marketing costs increase $770 primarily relating to the expanded lead development and referral efforts mentioned above. Sales expenses increased $771 primarily related to increased personnel costs, including commission expense. The Company expanded its direct sales staff to launch the Service Management applications and to boost the Company's presence in the Southeastern and Western regions of the United States. Software revenue from the direct sales staff increased $1,010, or 27 percent for the nine months ended September 30, 2001 as compared to the same period last year.

General and administrative expenses increased for the three and nine month periods ended September 30, 2001, as compared to the same periods last year. The increase was primarily a result of increased personnel and equipment costs incurred last year, relating to the information systems area. Additionally, outside service costs increased $115 during the third quarter of this year compared to the same period in 2000, as the Company worked to improve its lead development system and the efficiencies of the Company's overall information systems. The lead management system has now been integrated with the Company's information system, enabling better tracking of marketing campaigns and their overall effectiveness.

OTHER INCOME. Other income, composed almost entirely of interest income, decreased during the three and nine month periods ended September 30, 2001 over the same periods last year, primarily due to a decrease in the amount of cash and temporary investments, and a decline in interest rates.

PROVISION FOR INCOME TAXES. The provision for income taxes is based on the Company's estimate of the effective tax rate for the year. The Company's effective tax rate for the three and nine month periods ended September 30, 2001 was 29.6 percent and 30.1 percent, respectively, compared to 36.5 percent for both comparable periods in 2000. The lower effective tax rate is primarily due to the larger impact of the research tax credit on the Company's overall tax expense.

Capital Resources and Liquidity
-------------------------------

The Company generally meets its liquidity needs through cash generated from operations. During the nine months ended September 30, 2001, net cash provided by operations was $3,844 compared to $5,856 for the same period in 2000. This decrease was primarily due to the decrease in the profitability of the Company's operations for the first nine months of 2001 compared to the same period in 2000. Cash and temporary investments decreased $3,825 since the end of 2000, primarily due to the investment in new products (capitalized software costs), equipment purchases, cash dividends and the repurchase of the Company's common stock. During the nine months ended September 30, 2001 temporary investments totaling $5,000 matured and $2,079 of that was reinvested through the purchase of additional temporary investments. Net accounts receivable at September 30, 2001 increased $1,334 compared to December 31, 2000, primarily due to a $750 increase in billings for software and service plans in the month of September as compared to last December. Additionally, the Company invoiced $630 for its certified consultants annual program fees during the third quarter of 2001, which were not billed until the start of the forth quarter in 2000. DSO (Days Sales Outstanding) at September 30, 2001 increased to 41, compared to 34 at December 31, 2000 primarily due to the billings related to the certified consultants annual fees. Other current assets increased $504 since December 2000 due to an increase in deferred tax assets and refundable income taxes. Net capitalized software costs increased $3,025 to $9,852 at September 30, 2001 from $6,827 at December 31, 2000, primarily due to costs incurred in the development of new products.

Accounts payable at September 30, 2001 decreased $367 compared to December 31, 2000 primarily due to a $220 decrease in amounts owed to contract developers and a $154 decrease in amounts owed for capital expenditures. Deferred revenues at September 30, 2001 increased $928 to $16,343 from $15,415 at December 31, 2000, primarily due to an increase in billings for annual maintenance and support service plans. This was partially offset by the recognition of $1,575 of revenue related to the software upgrade previously mentioned. Revenue from annual maintenance and support service billings are recognized ratably over the service plan period. Accrued employee expenses decreased $525 to $1,305 at September 30, 2001, from $1,830 at December 31, 2000, primarily due to the payment of the Company's 2000 matching contribution to its 401(k) plan during the first quarter of 2001.

During the first nine months, the Company declared three regular quarterly cash dividends totaling $.12 per share, aggregating $1,400. The Company plans to continue to pay quarterly cash dividends consistent with its capital needs and income levels.

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

PART II. Other Information

Item 6. Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K

A form 8-K was filed on July 18, 2001 relating to the press release to announce the earnings for the quarter ended June 30, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIMBERLINE SOFTWARE CORPORATION
(Registrant)

Date: November 12, 2001 _________________________________
Carl C. Asai, Sr. Vice President,
Finance (Chief Financial Officer)

FORM 10-Q

Exhibit Index

Exhibit