Form 10-K
period 2001-12-31
TIMBERLINE SOFTWARE CORPORATION
filed 2002-03-29
CIK 314436

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the Fiscal Year Ended December 31, 2001.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from _______ to ______.

Commission File Number 0-16376

TIMBERLINE SOFTWARE CORPORATION
(Exact name of registrant as specified in its charter)

Oregon (State or other jurisdiction of incorporation or organization)	93-0748489 (I.R.S. Employer Identification No.)

15195 N.W. Greenbrier Parkway, Beaverton, Oregon (Address of principal executive offices)	97006-5701 (Zip code)

(503) 690-6775
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, without par value
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [x]

At March 15, 2002, 11,694,517 shares of common stock of the registrant were outstanding. On such date, the aggregate market value of the voting stock held by non-affiliates of the registrant was $73,027,818.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant's Proxy Statement dated March 22, 2002, prepared in connection with the Annual Meeting of Shareholders to be held on April 30, 2002 are incorporated by reference into Part III of this Report.

PART I

Item 1. Business

General

Timberline Software Corporation was incorporated in Oregon in 1979. Originally incorporated under the name Timberline Systems, Inc., we changed our name in 1986. Our corporate headquarters are located in Beaverton, Oregon and we maintain a home page on the Internet at www.timberline.com.

We develop, market, and support accounting, cost estimating and service management computer software applications primarily for the construction and real estate industries. The software is designed to work on stand-alone personal computers ("pc's") or in a network of pc's. We also provide a range of support services for users of our software, including annual maintenance and support service plans, on-site consulting and classroom training.

We operate predominantly within the United States of America, but also license our products in other foreign countries, including Australia and Canada. As of December 31, 2001, we believe that approximately 25,000 entities are currently using our software products, of which more than 14,000 are currently subscribing to one of our maintenance and support service plans.

Our operations are divided into two main operating segments: software products and software services. For additional information about these operating segments, see Note 6 to our consolidated financial statements for the year ended December 31, 2001.

Software Products

Software license revenue is a major source of the Company's net revenue. In 2001, 2000 and 1999, software license revenue accounted for 43%, 45 % and 53 % of net revenue for those years, respectively.

Our current software products operate in Microsoft(R) Windows(R)95, Windows 98, Windows 2000, and Windows NT(R) operating environments. Timberline's Windows-based software products are also compatible with other Open Database Connectivity (ODBC)-compliant applications. ODBC, a data exchange methodology developed by Microsoft that has been accepted as an industry standard, allows users to directly access information stored in Timberline data format with other databases, word processing and spreadsheet programs for greater productivity.

Prior to the introduction of our Windows-based software applications, our product offerings included software products that operated in the MS-DOS(R) operating environment. In 1998, we announced that we would discontinue maintenance of the DOS-based products after 2001. We discontinued maintenance of these software applications in February 2002.

In 2000, we embedded an SQL database engine into our Windows-based software applications. This replaced the proprietary database that we had used in earlier versions of our software. With this change, we believe that many of our users, especially those with many concurrent users on the software, will see a significant increase in the performance of the software. All users should see greater integrity of their database.

We have two main software product lines: Accounting (composed of construction, property management and service management software) and Estimating.

Accounting Software

Our Accounting software is designed for use in the construction and real estate industries. This group's software license revenue accounted for over 69 % of our software license revenue in 2001 and 2000, and 72 % of our software license revenue in 1999.

Timberline's construction accounting software products are composed of two different levels of software.

Our Gold Collection - Extended Edition was released in October 1992. This line of software was designed specifically to handle the accounting and management information needs for medium to large-sized construction companies and for other users with more advanced accounting and management information requirements. We believe we were the first major software company to develop software for construction companies utilizing the advanced capabilities of the Windows operating environment.

In June 1996, we released Gold Standard, an integrated accounting management system for the small to medium-sized construction companies. The software was developed to give our clients who have been using our MS-DOS Accounting applications an upgrade path to take advantage of the Windows technology, and to address a segment of the construction market which needed an accounting and management information system that used state-of-the-art technology, without the additional advanced features available in and added expense of the Gold Extended software products.

Both editions of our Accounting software are designed around a core set of accounting-oriented applications (such as General Ledger, Job Cost, Accounts Payable, Accounts Receivable and Payroll). Additional features were added to the software to meet the industry-specific needs of construction companies. The various applications are fully integrated, allowing for data entered into one application to be accessed and entered electronically into another application. Gold Standard and Gold Extended have additional features and capabilities for users with more complex needs, including executive inquiry and customized summary reporting capabilities.

An Equipment Cost software application for Gold Extended was released at the end of 1995 and is also available for Gold Standard. This application is critical to equipment-intensive construction companies. With the release of this application, we believe we are able to meet the accounting and management information needs of the heavy/highway segment of the construction industry.

We released an Accounts Receivable and Contracts software product in December 1997 and a Billing software product in May 1998 for the Gold Extended and Standard product lines. These are applications that our users had requested that we develop since Gold Extended was initially released. We believe these applications attracted new users to Timberline because we were more able to provide a more complete accounting and management information solution.

At the end of 1999, we released Purchase Order and Inventory software applications and in August 2000, released Service Management applications. These applications, bundled with our current construction accounting applications, allow us to meet the needs of the specialty contractors, such as the plumbing, painting, electrical, roofing, siding, heating and air conditioning companies. The specialty contractor area is a significant segment of the construction industry for which, until the release of the above applications, we were not able to provide a complete accounting solution.

Our property management software is an accounting and management information system used by managers of residential and commercial properties. It provides information to property managers regarding revenues and expenses of various properties and generates financial reports about the properties to the various owners, as well as reports containing other tenant and lease information about the properties. In March 1997, we released our Gold Collection for Property Management, a lease-based accounting software suite of products that was designed to work on the Microsoft Windows and NT platforms. Unlike traditional, tenant-based or unit-based software programs, our software is designed to focus on the lease document itself, which allows the software to adapt to many various types of lease arrangements. Prior to the release of this suite of software applications, our software for the property management industry was Property Management Gold, which was designed to work on IBM(R) OS/2(R) and Microsoft Windows NT platforms. The Company no longer offers this line of software to new users since the release of the Gold Collection for Property Management.

In September 2001, we released Investment Management for property asset managers, real estate firms and facility owners. This application allows companies to model multiple scenarios for their owned or leased-based properties, including valuation, forecasting, lease analysis, investment analysis, and budgeting. Data can be exchanged with our Property Management, General Ledger and Estimating applications, and with many other Windows-based property management, accounting or spreadsheet applications.

Estimating Software

Our Estimating software applications allow estimators to compile bids on construction projects based on certain parameters such as the architectural design, building materials required and material and labor costs. In 1987, Timberline introduced the Precision Collection(R), a family of integrated estimating software applications. The Precision Collection is currently designed around two core estimating products - Precision Estimating - Standard Edition and Precision Estimating - Extended Edition. Precision Estimating Standard, released in June 1996, replaced the Company's older entry and mid-level DOS-based estimating products. Designed specifically for Microsoft Windows and NT platforms, this estimating software is designed to allow an estimator to make fast, accurate estimates on software that we believe is fairly easy to learn and to use, while taking advantage of Windows-based technology. Precision Estimating Extended offers a more comprehensive and sophisticated approach to the estimating process, from the first conceptual estimate to the final bill of materials. In September 1997, we released a completely re-designed, Windows-based version of Precision Estimating Extended to replace the older DOS version. This new group of software products is fully interoperable with the Precision Standard products.

To complement our estimating software products, we also license databases and other software we have developed and those developed by others, which allow estimators to be more productive and to develop more comprehensive estimates. The core estimating product also interfaces with our Job Cost accounting application. Through interfaces we have developed, the core estimating product can be linked to Autodesk's AutoCAD(R) applications and to scheduling software developed by Microsoft and Primavera Systems, Inc.

In June 2000, we released Precision Palm Estimating, our first application for hand-held personal digital assistants ("PDA's"). This will enable estimators to use a PDA to take off key project information at the job site and then synchronize the device with the Company's desktop estimating software to quickly generate a detailed estimate.

In January 2001, we released a conceptual database product allowing quick estimates on new projects using parametric input. In June 2001, we released Model Estimating, which uses detailed databases and simple interview-like questions to create detailed conceptual estimates and various what-if scenarios for facility and financial planning purposes. Combined with our Investment Management application, which was discussed earlier, companies can develop capital budgeting information through Model Estimating and import that information directly into Investment Management to forecast cash flows, to analyze lease performance and to perform other financial analyses.

In February 2002, we released our CAD Integrator product. This is the first construction estimating software to incorporate the Industry Foundation Classes ("IFC") standard. This standard enables data exchange with any IFC-compliant software application. The CAD Integrator electronically reads the IFC data into our Estimating Extended application and creates a cost estimate very quickly. No manual entry of quantity values or use of a digitizer is required. In November 2001, the Toronto (Canada) Construction Association presented its 2001 Innovative Product/Technology Award to us for the development of CAD Integrator.

Future Software Development

In the summer of 2002, we plan to offer Project Management software that will be fully integrated with our Accounting and Estimating software applications. With the release of that software, we are addressing a growing need that our users are requesting - integration of software applications. Data from accounting and estimating applications are required to enable project managers to effectively perform their project management function. However, in many cases, there was not an efficient way of reporting that information to project managers because the accounting, estimating and project management software were not integrated with each other. There are many vendors that provide software for the construction and real estate industries. However, many vendors supply only accounting software, estimating software or project management software, but very few provide all three. This results in companies having to manually re-enter accounting and estimating data into their project management software or relying on a data import tool. With the release of our project management software, we will provide tight integration of our Accounting, Estimating and Project Management software to streamline the project management process.

Our goal is to provide our users a fully integrated suite of applications, which we call Timberline Office. Our strong Accounting and Estimating applications form the foundation on which to build this suite of products. In 2000 and 2001, we added a layer of management applications, such as Service Management, Model Estimating and Investment Management. In 2002, we will add Project Management software to further manage projects and document control. In the final step, we plan to add e-commerce capabilities to our suite of products to provide a fully integrated, collaborative e-commerce solution for companies and organizations in the construction and real estate industries.

We believe the addition of the e-commerce capability to our applications can improve workplace efficiencies. Currently, many companies, especially in the construction industry, rely on paper, facsimile and phone communication in conducting their business. The time and effort required to process, communicate and coordinate these activities is significant. We believe increased productivity and efficiencies can be gained by processing these transactions electronically. We are currently developing new functionality to our current suite of accounting and estimating products, which will enable users of our software to conduct business-to-business e-commerce through Internet portals or directly from desktop to desktop. Our users will be able to communicate and share information with existing and future online construction portals, other software systems, or companies that only have an Internet connection. Using eXtensible Markup Language ("XML") and other new technology, our users will be able to send electronic construction documents that mimic their current paper-based documents to their suppliers, partners and other interested parties. They, in turn, will be able to open, edit and re-send these documents back to the originator of the documents, providing all parties with significant processing efficiencies.

Support Services

We also generate a significant portion of our net revenue from service fees. Service fees consist primarily of maintenance and support fees, on-site consulting fees, classroom training fees and sales of training materials.

Users of our software may purchase annual maintenance and support service plans from us. These service plans allow our users to obtain program changes and enhancements to the software as they are released and to obtain telephone access to our technical support department for answering application-related questions. Commencing in 1998, users who are on our maintenance and support service plans also have Internet access to our online support help available through the web site. Through this service, users have a 24-hour-a-day communication and information tool for self-help services, such as downloading latest versions of software, updates and software patches, and access to a knowledge base to obtain answers to most commonly answered questions.

We also offer consulting services to users who need or request more specialized assistance in the set-up and implementation of our software. In these situations, our professional services group provides such services on-site at the user's offices. Requests for such services are received directly from the user or from referrals from our independent reseller channel. In certain circumstances, we may sub-contract these consulting services to a group of Timberline-certified consultants. This group is composed of independent third party providers who have met or surpassed standards imposed by us of their knowledge of Timberline software products, industry knowledge, accounting and estimating expertise, communication skills and other relevant factors.

In addition, we also generate fees from training classes to teach users how to efficiently set up and use our software products. The classes are generally held throughout the year at our corporate headquarters or near our offices in the New York and Los Angeles metropolitan areas. Commencing in the latter part of 1998, we curtailed the number of training classes we offered as our independent reseller channel assumed a more active role in providing training classes to users in their own geographic areas. To maintain a high, consistent standard of training to users of Timberline software and to assist the resellers in conducting training classes, we developed a curriculum of training materials to be used at all Timberline software classes. We generate revenue from the sale of these training materials to our reseller channel.

Service fees are a significant percentage of our total net revenue. In 2001, 2000, and 1999, service fees comprised 56%, 53 % and 44%, respectively, of total net revenue. Revenue from our maintenance and support service plans accounted for 86 % of our service fee revenue in 2001 and 2000, and 78 % of our service fee revenue in 1999. We are very committed to maintain a high level of quality related to our support services. At the end of 2001, 35 % of our employees were directly associated with providing client services. In May 2001, our technical support group received Support Center Practices ("SCP") Certification for excellence in providing technical support services to our customers. We believe we are the first estimating and accounting software company to achieve SCP certification.

Markets

Traditionally, we have focused our sales and marketing efforts primarily toward residential contractors, general contractors, and property managers and developers. However, the introduction of our new products in 2000 and 2001 and our future software development will enable us to expand into more phases within the facility lifecycle. This will allow us to effectively sell our products and services to companies and organizations with whom we were not able to sell in prior years.

The facility lifecycle is the evolution of a facility from the time the idea is born to the final disposition of the facility. It begins with the feasibility and design stages and then moves into the engineering, planning and building phases. Once constructed, the facility moves into the phases involving occupation, operations and maintenance. Until recently, our focus has been on providing estimating, accounting and property management products for every phase of the facility lifecycle, other than the feasibility and design phases. Now we are moving into these areas (and also pushing further into the operating phase of the facility lifecycle) with products designed to serve the needs of companies that own or manage facilities. The release of Model Estimating and Investment Management should enable us to target those companies by helping them with their capital budgeting, forecasting and valuation needs, which is part of the feasibility and design phase of the lifecycle. Our work on developing project management products should also strengthen our presence in the lifecycle's planning and building stages. With the release of our Service Management, Purchase Order and Inventory applications, we significantly expanded our target market by including the specialty contractor segment of the construction industry. This allowed us to have better coverage in the building phase of the lifecycle, but also enabled us to provide better solutions in the phases involved with occupation, operations and maintenance.

Sales/Distribution

We license our software products and provide related software services primarily in the United States of America. We also license our software products and provide related services in Canada, Australia, and other foreign countries. Revenue from foreign countries comprised less than six % of our total net revenue in 2001, 2000 and 1999.

Product distribution is primarily handled by value added resellers, which we refer to as solution providers. We also maintain a direct sales force to complement our solution providers and to handle sales to national accounts, other large companies and to our user base.

We also maintain a telemarketing staff for selling maintenance and support service plans and classroom training to our user base. On-site consulting fees are generated from requests for services from users we sell to directly and from our solution providers.

Unfilled orders for software products at December 31, 2001 and 2000 were not significant. We typically ship our software products within three days of receipt of the order.

Production

The principal materials and components used in our software products are computer media and some user documentation. For each product, we prepare masters of the software on CD-ROM's. Substantially all copies of the software are made by outside vendors. We rely on outside vendors to provide other software-related materials and shipping services.

Competition

The software market is highly competitive and subject to change because of the rapid technological changes in the computer and computer software industry. The number of software vendors with which we compete varies from product to product and from region to region within the United States. We believe we are the major supplier of construction accounting and estimating software in the construction industry and one of the leading suppliers of accounting and management information software in the real estate industry. We believe there are barriers to entry into our segment of the software market. First, the sophisticated software applications we develop require a wide range of programming specialization and industry knowledge. In addition, the nature of the software requires a company of a certain size that is able to support the software, including distribution and training capabilities in a number of geographical regions as well as on-going support, maintenance and upgrade of the software. However, should a decision be made by larger, better-known software developers to enter this segment of the market, such competitors are considerably larger, more diversified, and have greater financial and other resources and enjoy greater brand recognition for their products than us.

We believe our emphasis on producing high quality software products that are flexible and user-friendly enables us to compete effectively. In addition, we believe we provide a very responsive customer support service to our users, which enhances the marketability of our products.

Product Protection

We regard our software as proprietary and attempt to protect it by relying upon copyrights, trade secret laws, internal nondisclosure agreements and transferability restrictions incorporated into our software license agreements. We provide our software products to users under a perpetual paid-up license agreement. Title of the software applications does not transfer to the user. Program source listings are not released, which we believe further protects unauthorized transfers of our proprietary information, as well as the confidentiality of our trade secrets. A combination of software programming and hardware devices are also used by us to protect some of our products from unauthorized use or duplication. Despite these restrictions, it may be possible for our competitors or users to copy aspects of our software products or to obtain information which we regard as proprietary. We do not have any software patents. Although our competitive position may be adversely affected by unauthorized use of our proprietary information, we believe that the rapid pace of technological change in the computer and computer software industries makes intellectual property protection of less significance than such factors as the knowledge and experience of our management personnel and our ability to develop, enhance, support and market our products.

Third parties may assert infringement or other claims against us with respect to any of our existing or future software products. Litigation to protect our proprietary information or to determine the validity of any third-party claims could result in significant expense to us and divert the efforts of our technical and management personnel, whether or not such litigation is determined in our favor.

Research and Development

We are continually in the process of developing new software applications and enhancements to our existing software products in order to meet the changing needs of our users and the marketplace. At the end of 2001, 40 % of our employees were directly associated with product development. Product development expenses (in thousands) were $16,332, $13,254and $10,624 in 2001, 2000 and 1999, respectively. Of that total, $14,290, $11,522 and $9,325 were incurred in 2001, 2000 and 1999, respectively, on research and development on new software products. An additional $4,990, $5,183 and $1,071, respectively, of product development expenses on new software products were capitalized in those same years.

Employees

At December 31, 2001, we had 539 employees, of which 506 were full-time. None of the employees are represented by unions, or subject to collective bargaining. Our business is heavily dependent on retaining and attracting highly skilled employees. As such, we have an employee benefits program that includes group health, dental, vision, disability and life insurance plans, paid vacations and holidays, leave privileges, employee assistance program and educational reimbursement. We also maintain a 401(k) plan, and a profit sharing plan covering all employees. Additionally, we have stock option and stock incentive plans from which we may grant stock options and other stock incentives to our employees. In 2001, 2000 and 1999, we granted stock options to substantially all of our employees. We believe our relationship with our employees is good. In 2001 and 2002, we were rated by the Oregon Business magazine as one of the best companies to work for in Oregon.

Item 2. Properties

In October 1998, we moved into our new corporate headquarters located in Beaverton, Oregon. Most of our employees and operations are located in this 89,000 square foot office and production facility, which we constructed on land purchased in 1997.

In July 2000, we entered into a lease for additional office space in close proximity to our corporate headquarters to locate part of our product development group. Under this lease, we are currently leasing about 48,000 square feet. This lease expires in 2011. Commencing in 2002, we are subleasing about one-half of the space for approximately two years. Prior to the construction of our new corporate headquarters, our main offices were in a leased 51,000 square foot office and production facility located close to its present location. The lease on that facility expired in October 1998. We also lease an additional 12,000 square feet of office space near our former location, which was initially used to locate part of our operations as we outgrew our former main office facility. The lease on that additional office space is currently being subleased for the balance of the lease term.

We also lease small regional offices under short-term lease arrangements for some of our sales, consulting and training functions in the following metropolitan areas: Los Angeles, CA; New York, NY; Concord, NC; Nashville, TN; and Jacksonville, FL.

In March 2000, we opened up our first regional office outside the United States in Sydney, Australia. We did this to provide better support to our sales channel in that country and to increase our presence in the Asia-Pacific region.

We believe that our corporate headquarters and all of our leased facilities are modern facilities in good condition and are adequate for our immediate needs. Should additional office space be required, we believe we have the ability to construct additional office space on our corporate properties where we currently maintain our corporate headquarters.

Item 3. Legal Proceedings

From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this Report, we are not a party to any legal proceedings, the adverse outcome of which would, in our opinion, have a material adverse effect on our financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Our common stock is traded on the Nasdaq National Market System under the symbol TMBS. The high and low closing prices are as reported by the Nasdaq National Market System.

	2001		2000
	High	Low	High	Low
First Quarter	$ 5.31	$ 3.03	$ 13.63	$ 8.13
Second Quarter	6.25	2.88	9.31	7.31
Third Quarter	6.18	5.00	7.38	5.38
Fourth Quarter	6.55	5.20	6.00	3.38

As of March 11, 2002, we had 300 shareholders of record. Based upon the requests for proxy material for our 2002 annual meeting of shareholders, we believe there were approximately 5,500 beneficial shareholders as of that date. Cash dividends paid in 2001 and 2000 amounted (in thousands) to $1,867 $2,015, respectively.

Item 6. Selected Financial Data

(Amounts in thousands except per share amounts)

	Year ended December 31,
	2001	2000	1999	1998	1997
Net revenue:
Software license fees	$ 24,452	$ 22,950	$ 29,291	$ 24,786	$ 18,928
Service fees	31,956	27,064	24,176	18,197	15,354
Other	900	1,162	1,647	1,310	958
Net revenue	57,308	51,176	55,114	44,293	35,240
Cost and expenses	55,278	47,205	39,762	33,518	28,740
Operating income	2,030	3,971	15,352	10,775	6,500
Other income - net	432	1,006	749	531	470
Income before income taxes	2,462	4,977	16,101	11,306	6,970
Provision for income taxes	611	1,646	5,907	4,112	2,435
Net income	$ 1,851	$ 3,331	$ 10,194	$ 7,194	$ 4,535

Basic earnings per share	$ 0.16	$ 0.27	$ 0.80	$ 0.58	$ 0.37
Diluted earnings per share	$ 0.16	$ 0.26	$ 0.78	$ 0.56	$ 0.36

Cash dividends	$ 1,867	$ 2,015	$ 1,675	$ 1,236	$ 833
Cash dividends per share	0.16	0.16	0.13	0.10	0.07
Total assets	50,745	48,968	50,347	41,549	25,754
Long-term debt	-	-	-	5,417	-
Shareholders' equity	24,980	25,362	30,167	20,036	13,266
Working capital	(3,101)	(33)	8,702	5,500	4,339
Current ratio	0.85	1.00	1.47	1.37	1.38

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto.

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

The Company's forward-looking statements are subject to certain risks, trends, and uncertainties that could cause actual results to vary materially from anticipated results, including, without limitation, delays in new product releases, delays in acceptance of the Company's products in the marketplace, failures by the Company's outside vendors to perform as promised, changes in the software operating systems for which the Company's products are written, increased competition, and changes in general market conditions. These factors are discussed in further detail below under "Risks and Uncertainties." Should any one or more of these or other risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those discussed herein as expected, believed, estimated, intended or anticipated. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.

The Company

Timberline Software Corporation develops, manufactures and licenses accounting, cost estimating, and service management software primarily for the construction and real estate industries. We also provide related services to our users, including annual maintenance and support service plans, on-site consulting services, and training. Approximately, twenty-five thousand companies use one or more of our software products.

Results of Operations (Amounts in thousands except per share amounts and percentages)

The Company's results of operations for the years ended December 31, 2001, 2000 and 1999 and the changes on a year over year comparison are set forth below:

	Year ended December 31,			Increase (Decrease)		% Increase (Decrease)
	2001	2000	1999	2001 vs. 2000	2000 vs. 1999	2001 vs. 2000	2000 vs. 1999
Net revenue:
Software license fees	$ 24,452	$ 22,950	$ 29,291	$ 1,502	$ (6,341)	6.5%	(21.6)%
Service fees	31,956	27,064	24,176	4,892	2,888	18.1	11.9
Other	900	1,162	1,647	(262)	(485)	(22.5)	(29.4)
Net revenue	57,308	51,176	55,114	6,132	(3,938)	12.0	(7.1)
Cost and expenses:
Cost of revenue	5,603	5,071	4,793	532	278	10.5	5.8
Client services	14,069	12,459	10,353	1,610	2,106	12.9	20.3
Product development	16,332	13,254	10,624	3,078	2,630	23.2	24.8
Sales and marketing	11,836	9,958	8,648	1,878	1,310	18.9	15.1
General and administrative	7,438	6,463	5,344	975	1,119	15.1	20.9
Total cost and expenses	55,278	47,205	39,762	8,073	7,443	17.1	18.7
Operating income	2,030	3,971	15,352	(1,941)	(11,381)	(48.9)	(74.1)
Other income	432	1,006	749	(574)	257	(57.1)	34.3
Income before income taxes	2,462	4,977	16,101	(2,515)	(11,124)	(50.5)	(69.1)
Provision for income taxes	611	1,646	5,907	(1,035)	(4,261)	(62.9)	(72.1)
Net income	$ 1,851	$ 3,331	$ 10,194	$ (1,480)	$ (6,863)	(44.4)%	(67.3)%

The following table presents the Company's operating statement data expressed as a percentage of net revenue for the years indicated:

	Year ended December 31,
	2001	2000	1999
Net revenue:
Software license fees	42.7%	44.8%	53.1%
Service fees	55.7	52.9	43.9
Other	1.6	2.3	3.0
Net revenue	100.0%	100.0%	100.0%
Cost and expenses:
Cost of revenue	9.8	9.9	8.7
Client services	24.5	24.3	18.8
Product development	28.5	25.9	19.2
Sales and marketing	20.7	19.5	15.7
General and administrative	13.0	12.6	9.7
Total cost and expenses	96.5	92.2	72.1
Operating income	3.5	7.8	27.9
Other income	0.8	1.9	1.3
Income before income taxes	4.3	9.7	29.2
Provision for income taxes	1.1	3.2	10.7
Net income	3.2%	6.5%	18.5%

Net Revenue. Net revenue in 2001 increased 12% over 2000 as we experienced growth in both of the two major components of net revenue - software license revenue and service fees. In 2000, net revenue declined 7% compared to 1999, as we experienced the first year-over-year decline in software license revenue since 1991.

Software license revenue in 2001 increased 7% over 2000. While we managed to grow our software revenue in 2001, we believe the tragic events of September 11th and the uncertainty surrounding the recovery of the U.S. economy caused many prospective buyers to delay their purchasing decision, despite our increased marketing and sales efforts. During the first six months of 2001, software license revenue increased 18% over the first six months of 2000. During the last six months of 2001, software license revenue decreased 3% from the comparable period in 2000. Our growth in software license revenue in 2001 was mainly due to the introduction of new software products and our entry into new segments of the construction industry.

Our Accounting software license revenue, which comprised 69% of our total license revenue in 2001, increased 8%. This increase was primarily related to our concerted effort in targeting the specialty contractor segment of the construction industry. The introduction of service management applications in August 2000 combined with our introduction of purchase order and inventory applications at the end of 1999 enabled us to compete effectively in this area. The service management applications contributed in generating software orders totaling $2,455 in software license revenue in 2001, or 10% of total software license revenue in 2001. By comparison, service management applications contributed in generating software orders totaling $1,116 in software license revenue, or 5% of total software license revenue in 2000. In September 2001, we introduced an investment management application to assist real estate companies, owners and facility managers in their capital budgeting and cash flow forecasting needs. Because of its release in the latter part of the year, revenue from this product was not significant in 2001. Estimating software license revenue in 2001, which accounted for 31% of our total software license revenue, increased 4% over the previous year. This increase was primarily due to our efforts to target owners and facility managers of large companies with our Estimating products. In June 2001, we introduced a new digitizer product and our model estimating product. The modeling application contributed to our ability to effectively sell to owners and facility managers.

Software license revenue in 2000 declined 22% compared to 1999. Accounting software license revenue declined 26%, while Estimating software license revenue declined 12%. We believe the decrease in Accounting software license revenue was primarily due to the decrease in the demand for software within the construction industry. Many companies in the few years prior to 2000 upgraded or replaced their existing software that was not year 2000 compliant, resulting in lower demand in 2000. Additionally, because of the uncertainty in the U.S. economy and signs of a slowdown in the construction industry during the latter part of 2000, we believe that many prospective buyers delayed their computer software purchasing decision. Partially offsetting the effect of the decline in the demand was additional revenue from new products introduced in 2000. These new products include the purchase order and inventory applications, which were introduced at the end of 1999, and service management applications, which were introduced in August 2000. The service management applications contributing in generating software orders totaling $1,116 in software license revenue in 2000, or 5% in total software license revenue in 2000. Estimating software license revenue declined in 2000 compared to 1999, primarily as a result of a large software order in 1999, which was the single largest software order in the Company's history. Excluding that order from 1999, Estimating software revenue in 2000 increased slightly over 1999.

We distribute our software products primarily in the United States through a blended sales channel involving third party resellers (which we refer to as solution providers) and a direct sales group. Our solution providers accounted for 71%, 77% and 80% of total software license revenue in 2001, 2000 and 1999, respectively, with the remaining percentage coming from our direct sales group. The increase in our software license revenue in 2001 was primarily from our direct sales group. International software license revenue accounted for 5%, 7% and 6% of total software license revenue in 2001, 2000 and 1999, respectively. We have no single customer that accounts for more than 10% of our net revenue.

Service fee revenue is comprised primarily of recurring fees from annual maintenance and support service plans and fees for consulting and training. We invoice our users for twelve-month service plans and recognize that revenue ratably over the service plan period. Because revenue from our service plans is generated from our entire customer base and not just from new users added during the year, the revenue from service plans does not necessarily fluctuate correspondingly with the increase or decrease in our yearly software license revenue. Revenue from our service plans amounted to $27,500, $23,166 and $18,776 in 2001, 2000 and 1999, respectively. This represents a 19% increase in 2001 over 2000 and a 23% increase in 2000 over 1999. Service plan revenue comprised 86% of our total service fee revenue in 2001 and 2000 and 78% of total service fee revenue in 1999. About one-half of the increase in service plan revenue in 2001 relates to an increase in the number of users on a service plan and the remaining one-half is due to a price increase in our service plan offerings. The increase in service plan revenue in 2000 over 1999 is primarily due to the increase in users on a support plan as a result of the large increase in our user base during 1999. Consulting and training revenue increased 14% in 2001 compared to 2000 and declined 28% in 2000 from 1999. The level of consulting and training revenue is closely tied to our U.S. software license revenue. As a percentage of our U.S. software license revenue, consulting and training revenue remained fairly constant in 2001, 2000 and 1999.

Cost of Revenue. Cost of revenue consists primarily of software documentation, assembly and shipping costs, royalties paid to outside developers, amortization of capitalized software development costs and outside costs for training and consulting. Cost of revenue increased in both 2001 and 2000 over the preceding year. The increase in 2001 was primarily due to a $428 increase in royalties paid to outside developers on our software products and a $62 increase in consulting costs. Both software and consulting revenue increased in 2001 over 2000. The increase in cost of revenue in 2000 over 1999 was primarily due to a $467 increase in the amortization of capitalized software costs and a $564 increase in royalties. These increases were due to the release of new software products during the year. This increase was partially offset by a $371 decline in consulting costs and a $182 decrease in software costs due to a decline in both consulting and software license revenue in 2000 compared to 1999. As a percentage of net revenue, cost of revenue in 2001 remained constant compared to 2000 at 10%. The cost of revenue percentage increased from 9% in 1999, primarily due to the increase in royalties and amortization of capitalized software development costs.

In 2002, we believe cost of revenue will increase as a percentage of net revenue, primarily due to higher amortization of capitalized software development costs. We have been capitalizing (or deferring) software development costs related to new products. When those products are released for distribution, we amortize those costs as a cost of revenue. Although we expect to realize significant revenue with respect to the new products, cost of revenue should increase as a result of the amount of costs capitalized with respect to those new products. See our discussion below about product development expenses.

Operating Expenses. Operating expenses amounted to $49,675, $42,134 and $34,969 in 2001, 2000 and 1999, respectively. These expenses increased 18% in 2001 and 20% in 2000 over the preceding year. As a percentage of net revenue, operating expenses increased to 87% in 2001 from 82% in 2000 and 63% in 1999. In November 2001, as a result of the downturn in the U.S. economy and the uncertainty surrounding the timing of its recovery, we made a concerted effort to reduce our operating expenses. These actions included a small reduction in force and a 4% across-the board wage reduction, as well as our continuing efforts to review our expenses and operations to become more efficient. The reduction in force and wage reduction, net of severance and other related costs, resulted in a savings of $132 in the fourth quarter of 2001. For 2002, we expect savings of approximately $1,800 in operating expenses as a result of those actions. For 2001, we also did not make a matching employer contribution to our 401(k) plan. Based on the same percentage of contribution we had been providing in recent years, that amount would have been approximately $780 for 2001.

Client services expenses increased in both 2001 and 2000 over the previous years, primarily as a result of an increase in personnel costs in order to manage and service the increased volume of technical support calls from our user base as well as improve the quality of support services being provided. The call volume to our client services group increased 18% and 20% in 2001 and 2000, respectively, over the preceding year. The average number of employees in client services increased 14% to 198 in 2001 from 174 in 2000. In 2000, the average number of employees in this group increased 12% from 155 in 1999. The increase in personnel costs accounted for $1,671 of the increase in client services expenses in 2001 over 2000 and accounted for $1,347 of the increase in 2000 compared to 1999. As a percentage of service fee revenue, client services expenses decreased to 44% in 2001 from 46% in 2000. In 1999, that percentage was 43%.

Product development expenses represent costs for research and development on new software products as well as enhancements and ongoing updates to our existing software products, less the amount of development costs capitalized with respect to new products. In 2001 and 2000, product development expenses increased over the preceding year, primarily due to an increase in personnel and the additional use of outside contract developers to maintain and enhance our growing number of software products. Cost for personnel and outside contract developers, net of capitalized software development costs, increased $1,875 in 2001 over 2000 and increased $1,860 in 2000 compared to 1999. Additionally, in 2000, we incurred higher equipment, depreciation and travel costs amounting to $319, primarily due to increased personnel. In 2001, we spent $877 for outside consultants to assist us in re-engineering our product development process. In 2002, we will be implementing the new process and believe that we will realize operating efficiencies that will enable us to deliver software enhancements to our customers in a more timely manner and shorten the development time required to bring new software applications to the marketplace. The amount to be expended in 2002 for outside consultants to conclude the re-engineering project should be substantially less than the amount spent in 2001.

The amount of development costs to be capitalized in 2002 is expected to be significantly less than the amount capitalized in 2001 and 2000. We have been working on a number of new software products during the past two years and with the release of products in 2002 related to our project management strategy, we will have completed many of the new products we have been developing. Once those products are released, we will no longer capitalize costs on those products, but will expense those costs as incurred. Consequently, product development expenses will increase because the amount of costs capitalized will be less. Based on our current development plan, development costs to be capitalized in 2002 are expected to be around $2,000 to $2,500, compared to $4,990 in 2001 and $5,183 in 2000.

Sales and marketing expenses increased in 2001 and 2000 over the preceding year, both in dollar amounts and as a percentage of net revenue. In 2001, sales expenses increased $890 over the previous year. Most of this increase was attributed to an increase in personnel costs as a result of an increase in software revenue from our direct sales group. We added to our direct sales group to increase our ability to sell directly to prospective customers in certain areas within the U.S. and established a telesales group during 2001 to sell additional software applications to our user base. Software revenue from our direct sales and telesales groups increased $1,753, or 34% over the prior year. Marketing expenses in 2001 increased $988 over 2000, primarily due to an increase in our lead development efforts to generate more leads and referrals to our solution provider channel and our direct sales group. As a result, we incurred additional expenses for telemarketing personnel, outside telemarketing services, direct mail campaigns and trade show costs.

In 2000, sales expenses increased $413 over 1999. Of this increase, $224 was for personnel costs as we added personnel to boost our software license revenue in certain areas within the U.S. where we believed we had a greater opportunity to increase our current market share, and as we targeted additional segments within the construction industry to which to market our products and services - specialty contractors and owners, facility managers and design/build firms. The remainder of the increase was primarily due to the opening of a sales office in Sydney Australia during the first quarter of 2000 to increase our presence in the Asia Pacific region and to provide better support to our distribution channel in that region. Marketing expenses increased $897 in 2000 over 1999, primarily due to an aggressive marketing campaign into the two new segments mentioned above. We also spent additional funds in 2000 on a new marketing campaign and public relations to increase our presence in these new areas, as well as to gain more exposure to customers and prospects of our project management and e-commerce strategy.

General and administrative expenses increased in 2001 over 2000, but as a percentage of net revenue remained about the same. Personnel costs increased $570, depreciation expense increased $118 and outside service costs increased $143, all primarily in the internal information systems area as we expanded our capabilities in this area. Legal fees also increased $129 over the prior year due to an increase in new agreements and contracts.

General and administrative expenses in 2000 increased over 1999 in both absolute dollar amounts and as a percentage of net revenue. The increase was primarily due to an increase in personnel costs, depreciation and amortization, and outside service costs. Personnel costs increased $307, primarily due to the establishment of a human resources and legal affairs group to coordinate these functions within the Company. Depreciation and amortization increased $336 primarily due to additional capital expenditures in 2000 and 1999 to expand the capabilities and functionality of our telecommunication system and information system. The latter became operational in September 1999. Outside service costs for insurance and legal fees increased $229 due to higher insurance rates and increased use of legal counsel for new agreements and contracts.

Other Income. Other income is primarily composed of interest income on cash and cash equivalents and temporary investments. Other income decreased in 2001 compared to 2000 due to lower interest rates and a decrease in the amount of cash and temporary investments compared to the prior year. In 2000, other income increased over 1999 primarily due to an increase in the amount of average funds invested in 2000 over the previous year and higher interest rates in 2000.

Provision for Income Taxes. The Company's effective tax rate was 25%, 33% and 37% in 2001, 2000 and 1999, respectively. The decrease in this rate in 2001 over the previous two years is primarily due to the decrease in the Company's pre-tax earnings and a greater effect of the research tax credit on its effective tax rate. For more information about the provision for income taxes, see Note 5 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources (Amounts in thousands except per share amounts and percentages)

We generally meet our liquidity needs through cash generated from operations. Net cash provided by operations was $7,635 in 2001 compared to $8,809 and $17,852 in 2000 and 1999, respectively. The changes in the amount of cash generated from operations from year-to-year were primarily due to the level of profitability during those years.

The Company's financial position continues to be strong. We continue to have no long-term debt. Cash and cash equivalents and temporary investments amounted to $9,765 at December 31, 2001, representing 19% of the Company's total assets. These cash resources decreased $2,100 during 2001, primarily due to our investment in product development on new applications supporting our project management and e-commerce strategy, capital expenditures, cash dividends and share repurchases under the our stock repurchase plan. During 2001, we expended $4,990 for capitalized software development costs and $1,867 on cash dividends to our shareholders. We also spent $549 during the first quarter of 2001 to repurchase 146 shares. That concluded our stock repurchase plan, which we originally announced in March 2000.

Capital expenditures amounted to $2,520, $3,857 and $2,744 in 2001, 2000 and 1999, respectively. Normal capital expenditures are computers for new employees, periodic upgrades of existing computers for employees, and expansion of the Company's telecommunication system. In 2001, we purchased additional software to expand the capabilities of our internal information system, amounting to $505. In 2000, there were additional capital expenditures for work related to the design of the future development of the Company's corporate properties amounting to $509 and productivity software for our Client Services group amounting to $276. In 1999, there were expenditures amounting to $574 related to our new internal information system, which became operational in September 1999.

Accounts receivable - net at December 31, 2001 increased since the end of 2000, primarily due to an increase in software and service plans billings during the month of December 2001 compared to the previous December. DSO's (Days Sales Outstanding) in accounts receivable increased to 38 days from 34 days at December 31, 2000.

Other receivables decreased $906 during 2001, primarily due to the receipt of income tax refunds during the year.

The amount of unamortized capitalized software costs at December 31, 2001 increased $3,893 during 2001, primarily due to the amount of development costs capitalized in 2001, as mentioned above. This balance should decrease over the next several years as the amount amortized to cost of revenue should exceed the amount of capitalized software development costs added during this period.

Accounts payable at the end of 2001 decreased $431 since the end of 2000, primarily due to a decrease in amounts owed at the end of the year for outside contract developers. Accrued employee expenses decreased $508 during 2001, primarily due to no employer-matching contribution to the 401(k) plan.

Deferred revenues, which consist primarily of billings related to our annual maintenance and support service plans, increased $1,439 during 2001 to $16,854 at December 31, 2001. This increase was primarily due to the year-over-year increase in service plan billings in 2001 compared to 2000. Because billings for these plans generally cover a twelve-month period, practically all of the deferred revenues at the end of 2001 will be recognized as revenue in 2002.

Deferred income taxes increased $752 during 2001 primarily as a result of a $1,695 increase in the deferred income tax liability related to capitalized software development costs. This was partially offset by research tax credit carryforwards amounting to $813. For further analysis of our deferred income tax liability, see Note 5 of Notes to Consolidated Financial Statements.

We believe that our current cash balances and temporary investments, along with future cash generated from operations will be sufficient to meet our short-term operating needs. Given the nature of our business, and the rapid technological changes in the computer industry, we could experience fluctuations in cash generated from operations. As we currently have no long-term debt, should events occur that limit our ability to generate cash from operations or require funds in excess of what we have available, we may borrow money against our real properties or seek additional debt or equity financing.

We plan to continue to invest significant resources toward product development, which may include internal software development, acquiring new technology or new products that will complement our existing product lines, and other strategic opportunities that arise. Other future cash needs will, or may, include additional investments for equipment for personnel, upgrading and expanding telecommunication and internal information systems, additional expenditures for expansion of the corporate offices, and the payment of cash dividends. We currently pay regular quarterly cash dividends and plan to continue to pay such dividends, consistent with our capital needs, income levels and long-term dividend policy. Total cash dividends paid in 2001 amounted to $1,867 or $.16 per share, compared to $2,015 or $.16 per share in 2000 and $1,675 or $.13 per share in 1999.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 eliminates the pooling of interests method of accounting for business combinations and is effective for such transactions initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite useful lives. Under previous accounting standards, goodwill and intangible assets with indefinite useful lives were assumed to have finite lives and were amortized over a period of time. Under the new standard, these assets are presumed to have indefinite lives, but will be tested annually and adjusted whenever events or circumstances indicate that they have been impaired. SFAS No. 142 is effective for the Company commencing in 2002. The Company believes the adoption of that new pronouncement will not have a material impact on the Company's financial position or results of operations.

Also in June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It is required to be adopted by the Company on January 1, 2003. The Company does not currently have any retirement obligations with respect to its long-lived assets.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This pronouncement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and certain aspects of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 retained the method for recording an impairment of long-lived assets established in SFAS No. 121 and provided further implementation guidance on this matter. SFAS No. 144 is effective for the Company commencing in 2002. The Company believes the adoption of this new pronouncement will not have a material impact on the Company's financial position or results of operations.

Critical Accounting Policies and Estimates (Amounts in thousands except per share amounts and percentages)

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires us to select appropriate accounting policies and to continually evaluate such policies to ensure they remain appropriate based on changing conditions and circumstances. Our significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements. We believe our significant accounting policies are reasonable and appropriate. The preparation of our financial statements also requires us to make estimates and assumptions that affect the reported amounts of our assets, liabilities, revenue, cost and expenses and disclosures related to contingencies. We believe our estimates and assumptions, which are based on historical experience, current conditions and other matters of judgment, are reasonable and appropriate. However, actual results may differ from our estimates.

We believe the following are the critical accounting policies used in the preparation of our financial statements.

Revenue recognition. We recognize software license revenue and service plan revenue in accordance with the provisions of Statement of Position 97-2, "Software Revenue Recognition," issued by the American Institute of Certified Public Accountants. Software license revenue is generally recognized upon shipment, provided that we have a signed license agreement, the license fee is determinable, collection is probable, and we have no significant future obligations to the customer related to the software. Service plans for maintenance and support of the software generally cover a one-year period and are billed in advance. Billings for service plans are included in deferred revenue and the revenue from these billings is recognized ratably over the service plan period.

Capitalized software costs. At December 31, 2001, unamortized capitalized software costs amounted to $10,720, representing 21% of our total assets. We capitalize software development costs on new software products when technological feasibility has been established and amortize those costs as cost of revenue when the products are released. Judgment is involved in determining when technological feasibility has occurred and in determining whether our estimate of the net realizable value associated with each software product exceeds its unamortized costs. The net realizable value is primarily based on our estimate of future revenue to be generated from each product. Estimating the amount of future revenue involves the consideration of many subjective factors and making judgment as to the effect those factors will have on future revenue. Such factors include the degree to which the product is accepted in the market and technological changes that may shorten the useful life of the product or render it obsolete. At December 31, 2001, we believe the net realizable value associated with each product exceeds its unamortized cost. However, should we experience changes in the marketplace and new technological advances that adversely affects our products, a write-down of unamortized software development costs may be required.

Income taxes. Our provision for income taxes includes the benefit to be realized from research tax credits, including the benefit of research tax credit carryforwards for the year ended December 31, 2001. While we believe the amount of the research tax credit is proper, the credit is subject to challenge by the taxing authorities. If the credit we have recognized is more than what the taxing authorities allow, additional income tax expense may be recognized in subsequent years. We also believe the tax credit carryforward benefit will be realized in subsequent years; however, the extent to which the benefit will be realized will depend on the level of our future profitability and our ability to use such credits prior to their expiration. If we are not able to realize the full benefit of the tax credit, additional income tax expense may be required in subsequent years.

Risks and Uncertainties

From time to time, the Company may make forward-looking statements as such term is defined in the Federal securities laws. The following risks and uncertainties, among others, should be considered in evaluating the Company's forward-looking statements. Factors that may cause actual results to differ materially from those contained in such forward-looking statements include the following:

Competition. The computer software market is highly competitive and subject to change because of the rapid technological changes in the computer industry. The number of software vendors with which the Company competes varies from product to product and from region to region within the United States. Although the Company believes it is a major supplier of accounting and cost estimating software for the construction and real estate industries, and that there are economical and technological barriers to discourage new specialty software vendors from entering into its segment of the software market, there can be no assurance that larger, well-known software developers will not target this segment of the market. Such competitors are considerably larger, more diversified, and have greater financial and other resources and enjoy greater brand recognition for their products than the Company. The Company must also compete with other larger, well-known software developers for the hiring and retention of highly qualified technical personnel. As a result, the Company may have to expend additional financial resources to hire and retain qualified technical personnel. If the Company is not able to secure the services of employees with the level of technical expertise it requires, the development of new products would likely be delayed and would result in a decrease in the quality of new software products and enhancements to its existing software products. A delay in the development, or failure to maintain the quality of new software products by the Company would likely have a material adverse effect on the financial position, results of operations and cash flows of the Company.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risks for changes in interest rates is primarily related to our cash and temporary cash investments balances. We do not have any derivative instruments. We mitigate some of the risk related to changes in interest rates by investing in high-quality debt instruments in accordance with our investment policy. We believe that our exposure to changes in interest rates is not material to our operating results or cash flows.

We have a subsidiary company in Australia, which exposes us to foreign currency fluctuations. However, due to the size of its operations, we believe the market risks related to foreign currency fluctuations are not material to our operating results or cash flows.

Item 8. Financial Statements and Supplementary Data

The financial statements required pursuant to this item are included in Item 14 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information called for by this item is included under the caption, "Agenda Item 1. Election of Directors," contained in our definitive proxy statement for the annual meeting of shareholders to be held on April 30, 2002, and is hereby incorporated by reference.

Item 11. Executive Compensation

The information called for by this item is included under the caption, "Executive Compensation" within "Agenda Item 1. Election of Directors" contained in our definitive proxy statement for the annual meeting of shareholders to be held on April 30, 2002, and is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information called for by this item is included under the caption, "Stock Ownership of Certain Beneficial Owners and Management" contained in our definitive proxy statement for the annual meeting of shareholders to be held on April 30, 2002, and is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions

None.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

a(1). Financial Statements

The following consolidated financial statements of Timberline Software Corporation are filed as part of this report:

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth in the schedules is included in the consolidated financial statements or related notes.

a(2). Financial Statement Schedules Schedule II - Valuation and qualifying accounts	F-17

a (3). Exhibits

Articles of Incorporation and Bylaws

	3(i)	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of Quarterly Report on Form 10-Q for the three months ended September 30, 1998)

	3(ii)	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3(ii) of Quarterly Report on Form 10-QSB for the three months ended March 31, 1997)

Material Contracts

	*10.1	1987 Non-Qualified Stock Option Plan (Incorporated by reference to Exhibit 10.1 of Annual Report on Form 10-K for the year ended December 31, 1990)

	*10.1(a)	Amendment No. 1 to 1987 Non-Qualified Stock Option Plan (Incorporated by reference to Exhibit 10.1(a) of Form 10-KSB for the year ended December 31, 1995)

22

	*10.2	1989 Non-Qualified Stock Option Plan (Incorporated by reference to Exhibit 10.2 of Annual Report on Form 10-K for the year ended December 31, 1990)

	*10.2(a)	Amendment No. 1 to 1989 Non-Qualified Stock Option Plan (Incorporated by reference to Exhibit 10.2(a) of Form 10-KSB for the year ended December 31, 1995)

10.3

Form of Indemnification Agreement and signature pages for all indemnitees (Incorporated by reference to Exhibit 10.3 of Annual Report on Form 10-K for the year ended December 31, 1990 and Exhibit 10 of Quarterly Report on Form 10-Q for the three months ended June 30, 2001)

	*10.4	1993 Stock Incentive Plan (Incorporated by reference to Exhibit 10 of Quarterly Report on Form 10-Q for the three months ended June 30, 1993)

	*10.5	1998 Stock Incentive Plan, as amended, effective April 28, 1998 (Incorporated by reference to Exhibit 10.11 of Form 10-K for the year ended December 31, 1998)

	*10.6	2000 Stock Incentive Plan

	*10.6(a)	Amendment No.1 to 2000 Stock Incentive Plan

*10.7

Key Executive Retention Agreement, dated as of April 24, 2001, between Registrant and Curtis L. Peltz (Incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the three months ended March 31, 2001)

Consents

	23	Independent Auditors' Consent

* Management contract or compensatory plan or arrangement

b.	Reports on Form 8-K

No Form 8-K was filed during the three months ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIMBERLINE SOFTWARE CORPORATION
By:	/s/ Carl C. Asai Carl C. Asai Senior Vice President - Finance	Date: March 28, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Curtis L. Peltz Curtis L. Peltz President, Chief Executive Officer and Director	Date: March 28, 2002

By:	/s/ Carl C. Asai Carl C. Asai Senior Vice President - Finance and Chief Financial Officer	Date: March 28, 2002

By:	/s/ James A. Meyer James A. Meyer Chairman of the Board of Directors	Date: March 21, 2002

By:	Matthew W. Chapman Director

By:	/s/ Thomas P. Cox Thomas P. Cox Director	Date: March 26, 2002

By:	/s/ Donald L. Tisdel Donald L. Tisdel Director	Date: March 28, 2002

TIMBERLINE SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per share amounts)
	Year ended December 31,
	2001	2000	1999
Net revenue:
Software license fees	$ 24,452	$ 22,950	$ 29,291
Service fees	31,956	27,064	24,176
Other	900	1,162	1,647
Net revenue	57,308	51,176	55,114
Cost and expenses:
Cost of revenue	5,603	5,071	4,793
Client services	14,069	12,459	10,353
Product development	16,332	13,254	10,624
Sales and marketing	11,836	9,958	8,648
General and administrative	7,438	6,463	5,344
Total cost and expenses	55,278	47,205	39,762
Operating income	2,030	3,971	15,352
Other income (expense):
Interest income and other - net	452	1,017	784
Interest expense	(20)	(11)	(35)
Income before income taxes	2,462	4,977	16,101
Provision for income taxes	611	1,646	5,907
Net income	$ 1,851	$ 3,331	$ 10,194

Basic earnings per share	$ 0.16	$ 0.27	$ 0.80

Diluted earnings per share	$ 0.16	$ 0.26	$ 0.78

See notes to consolidated financial statements.

TIMBERLINE SOFTWARE CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	December 31,
	2001	2000
Assets
Current assets:
Cash and cash equivalents	$ 5,414	$ 3,620
Temporary investments	4,351	8,245
Accounts receivable, less allowance for
doubtful accounts (2001, $131; 2000, $138)	6,096	5,183
Other receivables	512	1,418
Inventories	241	275
Other current assets	1,542	1,340
Total current assets	18,156	20,081

Property and equipment - net	21,510	21,834
Capitalized software costs, less accumulated
amortization (2001, $1,785; 2000, $2,596)	10,720	6,827
Other assets	359	226
Total assets	$ 50,745	$ 48,968

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$ 1,101	$ 1,532
Deferred revenues	16,854	15,415
Accrued employee expenses	1,322	1,830
Accrued commission/royalties	1,230	961
Income taxes payable	277	36
Other current liabilities	473	340
Total current liabilities	21,257	20,114

Accrued rent expense	557	293
Deferred income taxes	3,951	3,199
Commitments
Shareholders' equity:
Common stock, no par value
Authorized - 20,000 shares
Issued - 2001, 11,673 shares; 2000, 11,773 shares	350	353
Additional paid in capital	5,378	5,297
Accumulated other comprehensive income	55	20
Retained earnings	19,197	19,692
Total shareholders' equity	24,980	25,362
Total liabilities and shareholders' equity	$ 50,745	$ 48,968

See notes to consolidated financial statements.

TIMBERLINE SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)
	Year ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net income	$ 1,851	$ 3,331	$ 10,194
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	3,928	3,499	2,545
Deferred income taxes	624	1,452	712
Tax benefit on exercise of stock options	59	189	1,066
Net change in:
Accounts receivable	(913)	(158)	61
Other receivables	906	(1,045)	(152)
Inventories	34	(54)	51
Accounts payable	(431)	668	52
Deferred revenues	1,439	1,690	3,373
Accrued employee expenses	(508)	(354)	(128)
Accrued commissions/royalties	269	187	175
Income taxes payable	241	(431)	94
Accrued rent expense	264	263	1
Other	(128)	(428)	(192)
Net cash provided by operating activities	7,635	8,809	17,852

Cash flows from investing activities:
Payments for property and equipment	(2,520)	(3,857)	(2,744)
Capitalized software costs	(4,990)	(5,183)	(2,015)
Proceeds from temporary investments	6,000	4,650	3,550
Purchase of temporary investments	(2,012)	(40)	(12,652)
Other - net	8	14	7
Net cash used in investing activities	(3,514)	(4,416)	(13,854)

Cash flows from financing activities:
Cash dividends	(1,867)	(2,015)	(1,675)
Proceeds from issuance of common stock	89	206	626
Common stock repurchased	(549)	(6,606)
Payments on long-term debt			(5,500)
Net cash used in financing activities	(2,327)	(8,415)	(6,549)

Net increase (decrease) in cash and cash equivalents	1,794	(4,022)	(2,551)
Cash and cash equivalents, beginning of the year	3,620	7,642	10,193
Cash and cash equivalents, end of the year	$ 5,414	$ 3,620	$ 7,642

Supplemental information:
Cash paid (received) during the year for income taxes	$ (1,184)	$ 1,318	$ 4,036
Cash paid for interest	20	11	35

See notes to consolidated financial statements.

TIMBERLINE SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Amounts in thousands except per share amounts)

	Common Stock
	Shares Issued	Amount	Additional paid in capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balances, January 1, 1999	12,558	$ 377	$ 3,721	$ 10	$ 15,928	$ 20,036
Components of comprehensive income:
Net income for the year					10,194	10,194
Unrealized loss on investments
(net of income taxes of $51)				(80)		(80)
Total comprehensive income						10,114
Common stock issued	264	8	618			626
Income tax benefit on stock options
exercised			1,066			1,066
Cash dividends ($.13 per share)					(1,675)	(1,675)
Balances, December 31, 1999	12,822	385	5,405	(70)	24,447	30,167
Components of comprehensive income:
Net income for the year					3,331	3,331
Unrealized gain on investments
(net of income taxes of $45)				72		72
Unrealized gain on foreign
currency translation (net of income taxes of $0)				18		18
Total comprehensive income						3,421
Common stock issued	82	2	204			206
Income tax benefit on stock options
exercised			189			189
Common stock repurchased	(1,131)	(34)	(501)		(6,071)	(6,606)
Cash dividends ($.16 per share)					(2,015)	(2,015)
Balances, December 31, 2000	11,773	353	5,297	20	19,692	25,362
Components of comprehensive income:
Net income for the year					1,851	1,851
Unrealized gain on investments
(net of income taxes of $38)				56		56
Unrealized loss on foreign
currency translation (net of income taxes of $0)				(21)		(21)
Total comprehensive income						1,886
Common stock issued	46	1	88			89
Income tax benefit on stock options
exercised			59			59
Common stock repurchased	(146)	(4)	(66)		(479)	(549)
Cash dividends ($.16 per share)					(1,867)	(1,867)
Balances, December 31, 2001	11,673	$ 350	$ 5,378	$ 55	$ 19,197	$ 24,980

See notes to consolidated financial statements.

TIMBERLINE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts and percentages)

Note 1 Summary of significant accounting policies and line of business

Line of business and credit risks: The Company develops and markets computer software programs primarily for the construction and real estate industries. The Company sells its products and services primarily to customers and to authorized resellers (Timberline Solution Providers) throughout the United States. Credit is granted to certain customers and Timberline Solution Providers generally without collateral. An allowance for doubtful accounts is provided based on historical experience and anticipated losses.

Use of estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue, cost and expenses during the reporting period. Actual results could differ from those estimates.

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

Software development costs: Costs of developing computer software are capitalized when technological feasibility has been established for the computer software product. These costs are amortized over a two- to four-year period. Costs capitalized for the development of computer software were $4,990 in 2001, $5,183 in 2000 and $2,015 in 1999. Amortization of capitalized computer software development costs was $1,097 in 2001, $1,071 in 2000 and $604 in 1999. Expenses incurred, but not capitalized, on research and development of computer software products were $14,290 in 2001, $11,522 in 2000 and $9,325 in 1999. At December 31, 2001, management believes these costs are fully realizable.

Cash and cash equivalents: Cash and cash equivalents include cash on hand, cash deposited with banks and financial institutions, money market funds and highly liquid debt instruments purchased with maturity dates of three months or less at the date of acquisition.

TIMBERLINE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts and percentages)

Temporary investments: Temporary investments represent debt securities which have maturity dates over three months from the purchase date. The Company has classified these investments as "available for sale" because the Company may decide not to hold these investments to maturity. Accordingly, the investments have been recorded at fair value. The unrealized gain or loss on these investments, net of income taxes, is reported as accumulated other comprehensive income within the shareholders' equity section of the balance sheet.

Inventories: Inventories consist of marketing literature and of software components. Inventories are stated at the lower of average cost or market.

Property and equipment: Property and equipment are recorded at cost. Depreciation on furniture and equipment is provided using the straight-line method over the estimated useful lives of the related assets ranging from two to ten years. The building is being depreciated on a straight-line basis over forty years. The Company periodically reviews its property and equipment whenever new events or changes in circumstances indicate there may be an impairment of its property and equipment. The Company does not believe there has been any impairment of the carrying amount of its property and equipment.

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

Stock options: The Company applies the intrinsic value-based method described in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related accounting interpretations in accounting for stock options granted to its employees, officers and non-employee directors.

Earnings per share (EPS): The Company computes basic EPS by dividing net income by the weighted-average number of common shares outstanding and diluted EPS by dividing net income by the sum of the weighted-average number of common shares outstanding and the dilutive effect of stock options outstanding as if such options were exercised or converted into common shares.

TIMBERLINE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts and percentages)

A reconciliation of the common shares used in the denominator for computing basic and diluted EPS for the years ended December 31, 2001, 2000 and 1999 is as follows:
	2001	2000	1999
Weighted-average shares outstanding,
used in computing basic EPS	11,672	12,563	12,694
Effect of dilutive stock options	243	219	417
Weighted-average shares outstanding, and the effect
of dilutive stock options, used in computing diluted EPS	11,915	12,782	13,111

Reclassifications: Certain reclassifications have been made in the 2000 and 1999 financial statements to conform to the 2001 presentation.

Recent accounting pronouncements: In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 eliminates the pooling of interests method of accounting for business combinations and is effective for such transactions initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill and other intangible assets with indefinite useful lives. Under previous accounting standards, goodwill and other intangible assets with indefinite useful lives were assumed to have finite lives and were amortized over a period of time. Under the new standard, these assets are presumed to have indefinite lives, but will be tested annually and adjusted whenever events or circumstances indicate that goodwill and other intangible assets have been impaired. SFAS No. 142 is effective for the Company commencing in 2002. The Company believes the adoption of that new pronouncement will not have a material impact on the Company's financial position or results of operations.

Also in June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It is required to be adopted by the Company on January 1, 2003. The Company does not currently have any retirement obligations with respect to its long-lived assets.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This pronouncement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and certain aspects of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 retained the method for recording an impairment of long-lived assets established in SFAS No. 121 and provided further implementation guidance on this matter. SFAS No. 144 is effective for the Company commencing in 2002. The Company believes the adoption of that new pronouncement will not have a material impact on the Company's financial position or results of operations.

TIMBERLINE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts and percentages)

Note 2 Investments

Investments at December 31, 2001 and 2000 are composed of the following:
	Amortized Cost	Fair Value
2001:
Debt securities issued by the U.S. Treasury
and other U.S. government agencies	$ 4,254	$ 4,351

Net unrealized appreciation on investments		$ 97

2000:
Debt securities issued by the U.S. Treasury
and other U.S. government agencies	$ 7,744	$ 7,749
Debt securities issued by states of the United
States and political subdivisions of the states	498	496
Total investments	$ 8,242	$ 8,245

Net unrealized appreciation on investments		$ 3

Note 3 Property and equipment

Property and equipment at December 31, 2001 and 2000 is composed of the following:

	2001	2000
Land	$ 2,433	$ 2,433
Building	13,449	13,253
Tenant improvements	226	127
Furniture and fixtures	2,330	2,074
Machinery and equipment	13,442	12,089
Capital projects in progress	810	646
Total	32,690	30,622
Less accumulated depreciation and amortization	11,180	8,788
Property and equipment - net	$ 21,510	$ 21,834

TIMBERLINE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts and percentages)

Note 4 Common stock

As of December 31, 2001, the Company has five stock-based compensation plans. Two nearly identical plans, adopted in 1987 and 1989, are non-qualified stock option plans for its officers and key employees. Under these plans, the Company may grant options for up to 1,125 shares of common stock. Options could not be granted under the 1987 plan and the 1989 plan after 1997 and 1999, respectively. As of December 31, 2001, 106 shares are reserved under these plans, of which there are 106 options outstanding.

In 1993, 1998 and 2000, the Company's shareholders approved incentive stock plans for the main purpose of retaining and attracting the services of Company directors, officers, employees and non-employees. Although these plans provide for the granting of various stock options, stock appreciation rights and stock bonuses, the Company currently plans to grant only non-qualified stock options. Stock options under the 1993, 1998 and 2000 plans may not be granted after the years 2003, 2008 and 2010, respectively. As of December 31, 2001, 2,925 shares are reserved under these plans, of which there are 2,413 options outstanding.

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

If compensation cost on stock options granted after 1994 under these plans had been determined based on the fair value of the options granted as of the grant date in a method consistent with that described in SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and diluted earnings per share would have been reduced to the pro forma amounts indicated below for the years ended December 31, 2001, 2000 and 1999:

	2001	2000	1999
Net income, as reported	$ 1,851	$ 3,331	$ 10,194
Net income, pro forma	58	1,533	9,202

Diluted earnings per share, as reported	0.16	0.26	0.78
Diluted earnings per share, pro forma	-	0.12	0.70

TIMBERLINE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts and percentages)

The pro forma amounts do not consider the effect of options granted prior to 1995 that vest in subsequent years. The pro forma amounts may also not be indicative of the effects on reported net income for future years, due to the effect of options vesting over a period of years and the awarding of stock compensation awards in future years.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999:

	2001	2000	1999
Annual dividend yield	2.5%	2.0%	1.0%
Risk-free interest rate per annum	4.8%	6.1%	5.2%
Expected annual volatility	67.1%	71.2%	79.2%
Expected lives of options (years)	7.0	7.0	7.0

A summary of the status of the Company's stock option plans as of December 31, 2001, 2000 and 1999, and changes during the years ending on those dates is presented below:

	2001		2000		1999
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at
beginning of year	2,070	$ 6.864	1,228	$ 6.131	1,006	$ 3.504
Granted (1)	692	3.506	1,121	7.664	513	9.435
Exercised	(46)	1.954	(82)	2.523	(264)	2.371
Forfeited	(197)	6.559	(197)	8.643	(27)	7.730
Outstanding at end of year	2,519	$ 6.056	2,070	$ 6.864	1,228	$ 6.131

Options exercisable
at year-end	986		652		586
Weighted-average fair value
per share of options granted during the year
		$ 1.937		$ 4.272		$ 6.594

(1) Commencing in 1999, the Company extended the granting of stock options to substantially all employees.

TIMBERLINE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts and percentages)

The following table summarizes information about stock options outstanding and exercisable at December 31, 2001:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$ 1.25 - 4.94	996	6.9	$ 3.012	414	$ 2.637
5.00 - 9.98	1,452	7.9	7.841	535	8.008
10.05 - 15.38	71	7.3	12.146	37	12.078
$ 1.25 - 15.38	2,519	7.5	$ 6.056	986	$ 5.904

Note 5 Income taxes

The tax effects of significant items comprising the Company's net deferred tax liability as of December 31, 2001 and 2000 are as follows:

	2001	2000
Deferred tax liabilities:
Property and equipment	$ 1,038	$ 1,016
Capitalized software costs	3,991	2,296
Maintenance costs	65	75
Other	69	104
Deferred tax liabilities	5,163	3,491

Deferred tax assets:
Allowance for doubtful accounts	51	54
Expenses not currently deductible	141	114
Accrued rent expense	217	114
Research and development tax credit carryforward	813
Other	108	21
Deferred tax assets	1,330	303
Net deferred tax liability	$ 3,833	$ 3,188

TIMBERLINE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts and percentages)

The net deferred tax liability is classified in the balance sheet as follows:

	2001	2000
Deferred income taxes	$ 3,951	$ 3,199
Deferred tax assets included in other current assets	(118)	(11)
Net deferred tax liability	$ 3,833	$ 3,188

The provision (benefit) for income taxes is composed of the following:

	2001	2000	1999
Current:
Federal	$ (241)	$ 121	$ 4,302
State	207	56	893
Foreign	21	17
Deferred:
Federal	695	1,190	575
State	(71)	262	137
Total	$ 611	$ 1,646	$ 5,907

A reconciliation of the difference between the provision for income taxes and the income taxes computed at the federal statutory rate is summarized below:

	2001	2000	1999
Income taxes based on federal statutory rate	$ 837	$ 1,692	$ 5,568
State tax, net of federal tax benefit	90	211	691
Research and development credits	(513)	(417)	(324)
Non-deductible expenses for tax purposes	171	133	96
Other	26	27	(124)
Provision for income taxes	$ 611	$ 1,646	$ 5,907

Note 6 Business segment information

The Company's operations are divided into two operating segments: software products and software services. Software products encompass software product revenue across all of the Company's product lines. Software services encompass fees for all services after the software is sold, such as annual maintenance and technical support service plans, consulting and training services. The Company accounts for revenue and cost of revenue on these two operating segments, and tracks specifically identifiable expenses related to the generation of revenue for each of these segments. There are no intersegment transactions. These segments are managed separately because of different revenue and marketing strategies and different strategic planning processes.

TIMBERLINE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts and percentages)

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1. The Company evaluates its performance in each segment based on its operating contribution, which includes revenue, cost and expenses that can be specifically identified with each segment. Product development and general and administrative expenses are not allocated to the segments for determining its operating contribution because such an allocation would be based on subjective factors. The Company also does not allocate assets by segment in evaluating the performance of each segment. Information about each operating segment and a reconciliation of operating contribution to operating income is as follows for the years ended December 31, 2001, 2000 and 1999:

	2001	2000	1999
Net revenue:
Software products	$ 24,452	$ 22,950	$ 29,291
Services	31,956	27,064	24,176
Other	900	1,162	1,647
Net revenue	$ 57,308	$ 51,176	$ 55,114

Operating contribution:
Software products	$ 10,201	$ 11,345	$ 19,771
Services	14,886	11,415	10,112
Other revenue, net of cost	713	928	1,437
Product development expenses	(16,332)	(13,254)	(10,624)
General and administrative expenses	(7,438)	(6,463)	(5,344)
Operating income	$ 2,030	$ 3,971	$ 15,352

The Company operates primarily in the United States. In terms of net revenue, more than 94 percent of its net revenue in 2001, 2000 and 1999 was generated from customers located in the United States. No revenue from customers located in any one foreign country accounted for more than three percent of the Company's net revenue during those years.

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

TIMBERLINE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts and percentages)

Total rent expense under operating leases, net of sublease rental income, was $1,192, $537 and $188 in 2001, 2000 and 1999, respectively. Future minimum rental payments under these leases as of

December 31, 2001, are as follows:

Year ending December 31,
2002	$ 1,416
2003	1,237
2004	1,188
2005	1,191
2006	1,227
Thereafter	5,237
Total	$ 11,496

Future minimum rental payments shown above have not been reduced by future minimum sublease rental income of $762 from noncancelable subleases.

Note 8 Employee benefit plan

The Company has a retirement plan, under the provisions of Section 401(k) of the Internal Revenue Code, covering substantially all employees. Under the terms of the plan, employees may make contributions computed on a percentage of pay. The Company may match employee contributions up to a set percentage of pay. The Company may, at its discretion, make an additional year-end contribution out of profits. The Company did not make any contributions under the plan in 2001. Contributions by the Company were $689 in 2000 and $598 in 1999.

Note 9 Quarterly financial information (unaudited)

The following information presents the unaudited consolidated financial data for each quarterly period in the two-year period ended December 31, 2001. The quarterly financial information should be read in conjunction with the Company's consolidated financial statements and notes thereto for the years ended December 31, 2001 and 2000. The operating results for any quarter are not necessarily indicative of the results for any future period.

TIMBERLINE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts and percentages)

	Net Revenue	Gross Profit (1)	Net Income	Basic Earnings per Share	Diluted Earnings per Share
2001
1st quarter	$ 14,152	$ 12,826	$ 594	$ 0.05	$ 0.05
2nd quarter	14,289	12,961	424	0.04	0.04
3rd quarter	14,273	12,853	119	0.01	0.01
4th quarter (2)	14,594	13,065	714	0.06	0.06

2000
1st quarter	$ 12,340	$ 11,155	$ 948	$ 0.07	$ 0.07
2nd quarter	12,141	10,714	589	0.05	0.05
3rd quarter	13,023	11,850	782	0.06	0.06
4th quarter (2)	13,672	12,386	1,012	0.08	0.08

(1) Gross profit represents net revenue less cost of revenue.

(2) Historically, the fourth quarter of the year has been the Company's strongest revenue quarter of the year. However, there are no assurances that this trend will continue in the future. For the fourth quarter of 2001 and 2000, the effective income tax rate was 15% and 24%, respectively, compared to an effective tax rate of 25% and 33% for the years ended December 31, 2001 and 2000, respectively. The Company's provision for income taxes for the first nine months of each year was based on an estimated annual effective tax rate that was higher than the actual rate for the respective years. Accordingly, an adjustment was made to the provision for income taxes in the fourth quarter to reflect the lower tax rate. This adjustment increased net income in the fourth quarter of 2001 and 2000 by approximately $.01 per diluted share.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Timberline Software Corporation
Beaverton, Oregon

We have audited the accompanying consolidated balance sheets of Timberline Software Corporation and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in Item 14 of Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Timberline Software Corporation and subsidiary as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP
Portland, Oregon
January 25, 2002

TIMBERLINE SOFTWARE CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS (amounts in thousands)
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

Column A	Column B	Column C - Additions		Column D	Column E
Description	Balance at Beginning of Period	Charged to cost and expenses	Charged to other accounts - describe	Deductions - describe (1)	Balance at end of period

Year ended December 31, 2001
Deducted from asset accounts:
Allowance for doubtful accounts	$ 138			(7)	$ 131

Year ended December 31, 2000
Deducted from asset accounts:
Allowance for doubtful accounts	$ 143			(5)	$ 138

Year ended December 31, 1999
Deducted from asset accounts:
Allowance for doubtful accounts	$ 182			(39)	$ 143

(1) uncollectible accounts, net of recoveries

TIMBERLINE SOFTWARE CORPORATION

FORM 10-K FOR YEAR ENDED DECEMBER 31, 2001

EXHIBIT INDEX*

Consent
	23	Independent Auditors' Consent
*	See Item 14(a)(3) of this Report for a list of all exhibits, including those incorporated by reference.

EXHIBIT 23

Independent Auditors' Consent

Board of Directors and Shareholders of Timberline Software Corporation
Beaverton, Oregon

We consent to the incorporation by reference in Registration Statements Nos. 33-46716, 33-69820, 333-77135, and 333-39424 on Form S-8 of our report dated January 25, 2002 appearing in this Annual Report on Form 10-K of Timberline Software Corporation for the year ended December 31, 2001.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Portland, Oregon
March 28, 2002