Form 10-Q
period 2002-03-31
TIMBERLINE SOFTWARE CORPORATION
filed 2002-05-15
CIK 314436

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2002
[ ]	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____

Commission File Number 0-16376

TIMBERLINE SOFTWARE CORPORATION
(Exact name of registrant as specified in its charter)

Oregon (State or other jurisdiction of incorporation or organization)	93-0748489 (I.R.S. Employer Identification No.)

15195 N.W. Greenbrier Parkway, Beaverton, Oregon 97006-5701
(Address of principal executive offices) (Zip code)

(503) 690-6775
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

At May 10, 2002, 11,735,397 shares of common stock of the registrant were outstanding.

TIMBERLINE SOFTWARE CORPORATION
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART I. Financial Information
Item 1. Financial Statements

TIMBERLINE SOFTWARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2002 AND DECEMBER 31, 2001 (Unaudited)
(Amounts in thousands)

	Mar 31,	Dec 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$5,927	$5,414
Temporary investments	3,813	4,351
Accounts receivable, less allowance for doubtful accounts (March 31, 2002, $131; December 31, 2001, $131)	5,839	6,096
Inventories	244	241
Other current assets	2,422	2,054
Total current assets	18,245	18,156

Property and equipment	33,008	32,690
Less accumulated depreciation and amortization	11,793	11,180
Property and equipment - net	21,215	21,510

Capitalized software costs - net	11,626	10,720

Other assets	428	359
Total	$51,514	$50,745

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,432	$1,101
Deferred revenues	18,264	16,854
Accrued employee expenses	1,063	1,322
Income taxes payable	18	277
Other current liabilities	1,330	1,703
Total current liabilities	22,107	21,257

Accrued rent expense	410	557
Deferred income taxes	4,150	3,951

Shareholders' equity:
Common stock, without par value authorized, 20,000 shares; issued - March 31, 2002, 11,705 shares; December 31, 2001, 11,673 shares	351	350
Additional paid in capital	5,508	5,378
Accumulated other comprehensive income	36	55
Retained earnings	18,952	19,197
Total shareholders' equity	24,847	24,980
Total	$51,514	$50,745

See notes to condensed consolidated financial statements.

TIMBERLINE SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (Unaudited)
(Amounts in thousands, except per share data)

	2002	2001

Net revenue:
Software license fees	$4,828	$6,413
Service fees	8,967	7,922
Other	548	607
Net revenue	14,343	14,942
Cost and expenses:
Cost of revenue	1,745	1,741
Client services	3,214	3,502
Product development	3,879	3,903
Sales and marketing	3,398	3,215
General and administrative	1,865	1,798
Total cost and expenses	14,101	14,159
Operating income	242	783
Other income	90	105
Income before income taxes	332	888
Provision for income taxes	110	294
Net income	$222	$594

Earnings per share:
Basic	$0.02	$0.05
Diluted	0.02	0.05

See notes to condensed consolidated financial statements.

TIMBERLINE SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (Unaudited)
(Amounts in thousands)

	2002	2001

Net cash provided by operating activities	$2,059	$1,530

Cash flows from investing activities:
Payments for property and equipment	(480)	(617)
Capitalized software costs	(1,198)	(1,457)
Proceeds from temporary investments	519	459
Other		6
Net cash used in investing activities	(1,159)	(1,609)

Cash flows from financing activities:
Proceeds from issuance of common stock	80	36
Common stock reacquired		(549)
Cash dividends	(467)	(468)
Net cash used in financing activities	(387)	(981)

Net increase (decrease) in cash and cash equivalents	513	(1,060)
Cash and cash equivalents, beginning of the period	5,414	3,620
Cash and cash equivalents, end of the period	$5,927	$2,560

Supplemental information:
Cash paid (received) during the period for income taxes	$191	$(88)
Cash paid for interest	-	17

See notes to condensed consolidated financial statements.

TIMBERLINE SOFTWARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (Unaudited)
(Amounts in thousands)

1. Condensed consolidated financial statements

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these condensed financial statements. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2001. The balance sheet at December 31, 2001 has been condensed from the audited balance sheet as of that date. The results of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the operating results for the full year, or any other interim period.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, have been made to present fairly the financial position of the Company and its subsidiary at March 31, 2002 and the results of their operations and cash flows for the three months ended March 31, 2002 and 2001.

Certain reclassifications have been made in the 2001 financial statements to conform to the 2002 presentation.

2. New accounting pronouncement

In November 2001, the Financial Accounting Standards Board issued Staff Announcement Topic No. D-103 ("Announcement"), "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred." The Announcement states that reimbursements received for out-of-pocket expenses incurred should be classified as revenue in the statement of operations. This Announcement is effective for the Company beginning January 1, 2002.

Prior to 2002, the Company recorded reimbursement of out-of-pocket expenses as an offset to those expenses. Commencing in 2002, the Company has classified the reimbursement of out-of-pocket expenses as revenue and the out-of-pocket expenses as cost and expenses. Reclassifications have been made in the statement of operations for the three months ended March 31, 2001 to conform to the 2002 presentation. The result of this new classification increased both revenue and total cost and expenses by $769 for the three months ended March 31, 2002.  For the three months ended March 31, 2001, this reclassification increased both revenue and total cost and expenses by $790.  The Company's adoption of this Announcement will not have any effect on net income.

3. Earnings per share

A reconciliation of the common shares used in the denominator for computing basic and diluted earnings per share for the three months ended March 31, 2002 and 2001 is as follows:

	Three Months Ended March 31,
	2002	2001
Weighted-average shares outstanding, used in computing basic earnings per share	11,685	11,714

Effect of dilutive stock options	357	97

Weighted-average shares outstanding, used in computing diluted earnings per share	12,042	11,811

TIMBERLINE SOFTWARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (Unaudited)(Continued)
(Amounts in thousands)

4. Comprehensive income

The difference between the Company's net income and comprehensive income relates to the change in the unrealized net gain (loss) on temporary investments and translation gain (loss) related to the consolidation of the Company's wholly-owned foreign subsidiary. For the three months ended March 31, 2002 and 2001, net income would have decreased by $19 and increased by $11, respectively, to arrive at comprehensive income of $203 and $605, respectively.

5. Operating segment information

The Company's operations are divided into two operating segments: software products and software services. The Company evaluates its performance in each segment based on its operating contribution, which includes revenue, cost and expenses that can be specifically identified within each segment. Product development and general and administrative expenses are not allocated to the segments for determining its operating contribution because such an allocation would be based on subjective factors. Information about each operating segment and a reconciliation of operating contribution to operating income for the three months ended March 31, 2002 and 2001 is as follows:

	Three Months Ended March 31,
	2002	2001
Net revenue:
Software	$4,828	$6,413
Services	8,967	7,922
Other	548	607
Net revenue	$14,343	$14,942

Operating contribution:
Software	$1,873	$3,039
Services	3,897	3,246
Other revenue, net of cost	216	199
Product development expenses	(3,879)	(3,903)
General and administrative expenses	(1,865)	(1,798)
Operating income	$242	$783

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

Our forward-looking statements are subject to certain risks, trends, and uncertainties that could cause actual results to vary materially from anticipated results, including, without limitation, delays in new product releases, delays in acceptance of our products in the marketplace, failures by our outside vendors to perform as promised, changes in the software operating systems for which our products are written, increased competition, and changes in general market conditions. These factors are discussed in further detail below under "Risks and Uncertainties." Should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those discussed herein as expected, believed, estimated, intended or anticipated. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

Results of Operations

Our results of operations for the three months ended March 31, 2002 and 2001 and the changes on a year-over-year comparison are set forth below:

	Three Months Ended March 31,		Increase	% Increase
	2002	2001	(Decrease)	(Decrease)

Net revenue:
Software license fees	$4,828	$6,413	$(1,585)	(24.7)
Service fees	8,967	7,922	1,045	13.2
Other	548	607	(59)	(9.7)
Net revenue	14,343	14,942	(599)	(4.0)
Cost and expenses:
Cost of revenue	1,745	1,741	4	0.2
Client services	3,214	3,502	(288)	(8.2)
Product development	3,879	3,903	(24)	(0.6)
Sales and marketing	3,398	3,215	183	5.7
General and administrative	1,865	1,798	67	3.7
Total cost and expenses	14,101	14,159	(58)	(0.4)
Operating income	242	783	(541)	(69.1)
Other income	90	105	(15)	(14.3)
Income before income taxes	332	888	(556)	(62.6)
Provision for income taxes	110	294	(184)	(62.6)
Net income	$222	$594	$(372)	(62.6)

The following table presents our operating statement data expressed as a percentage of net revenue for the three months ended March 31, 2002 and 2001:

	Three Months Ended March 31,

	2002	2001

Net revenue:
Software license fees	33.7%	42.9%
Service fees	62.5	53.0
Other	3.8	4.1
Net revenue	100.0	100.0
Cost and expenses:
Cost of revenue	12.2	11.7
Client services	22.4	23.5
Product development	27.0	26.1
Sales and marketing	23.7	21.5
General and administrative	13.0	12.0
Total cost and expenses	98.3	94.8
Operating income	1.7	5.2
Other income	0.6	0.7
Income before income taxes	2.3	5.9
Provision for income taxes	0.8	1.9
Net income	1.5%	4.0%

RECLASSIFICATION OF REVENUE, COST AND EXPENSES. In November 2001, the Financial Accounting Standards Board issued Staff Announcement Topic No. D-103 ("Announcement"), "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred." The Announcement states that reimbursements received for out-of-pocket expenses incurred should be classified as revenue in the statement of operations. This Announcement is effective for the Company beginning January 1, 2002.

Prior to 2002, the Company recorded reimbursement of out-of-pocket expenses as an offset to those expenses. Commencing in 2002, the Company has classified the reimbursement of out-of-pocket expenses as revenue and the out-of-pocket expenses as cost and expenses. Reclassifications have been made in the statement of operations for the three months ended March 31, 2001 to conform to the 2002 presentation. The result of this new classification increased both revenue and total cost and expenses by $769 for the three months ended March 31, 2002.  For the three months ended March 31, 2001, this reclassification increased both revenue and total cost and expenses by $790. Our discussion on the results of operations is based on this new presentation. The Company's adoption of this Announcement will not have any effect on net income.

NET REVENUE. Net revenue for the three months ended March 31, 2002 declined 4 percent compared to the same period in 2001. We had record quarterly service fee revenue, but the decline in software license revenue more than offset the increase in our service fee revenue. We continued to suffer from the effects of the economic uncertainty, which we believe caused many prospective buyers to delay their software purchasing decisions. The lower level of software purchasing activity resulted in a 25% decline in software license revenue in the first three months of 2002 compared to the same period in 2001. Software license revenue decreased in both our Accounting and Estimating product lines. Despite this decline, there were positive signs from some of our sales initiatives. Our Service Management applications, released in August 2000 and which enabled us to penetrate the specialty contractor market, generated $110 more in software orders during the first three months of 2002 than we generated in the same period in 2001. Software license revenue from new software applications released after March 2001, such as Model Estimating, Digitizer Extended and Investment Management, generated $170 in software license revenue for the three months ended March 31, 2002. Additionally, our internal telesales group, established in July 2001 to sell new or additional uses of our software applications to our user base, generated $150 in software license revenue during the first three months of 2002.

Service fee revenue increased to a new quarterly record for us, primarily due to the increase in revenue from our maintenance and support service plans. This recurring source of revenue from our users accounted for 87 percent and 86 percent of our service fee revenue for the three months ended March 31, 2002 and 2001, respectively. We had a $961 increase in revenue from our service plans, primarily due to an increase in our user base and an increase in the prices charged for such service plans. We also had a $184 increase in consulting revenue, but this was partially offset by a $100 decline in training revenue as a result of the decline in our software license revenue.

COST OF REVENUE. Cost of revenue, as a percentage of net revenue, increased primarily due to an increase in royalty costs. For the three months ended March 31, 2002, royalty costs increased $90 over the same period in 2001, primarily because of increased royalties related to the SQL database engine embedded into our software products.

OPERATING EXPENSES. Operating expenses decreased $62 to $12,356 for the three months ended March 31, 2002 from $12,418 for the same period in 2001. Our overall operating expenses decreased $671 from a year ago, but because we had a significant reduction in capitalized software development costs this period compared to the same period last year, our operating expenses only declined slightly. Capitalized software development costs, which reduce our operating expenses, were $609 lower in the first three months of 2002 compared to the same period in 2001. The cost saving measures we implemented in the fourth quarter last year to reduce our operating expense level saved us over $500 for the first three months of 2002. The measures included a small reduction in force, an across-the-board wage reduction, the subleasing of some office space we are currently leasing, and other cost saving measures.

For the three months ended March 31, 2002, client services expenses decreased primarily due to lower personnel and training costs. As a percentage of service fee revenue, client services expenses declined to 36 percent from 44 percent in the same period for 2001. We are expecting to hire additional personnel in client services to handle the anticipated increase in call volume as a result of the anticipated release of our new project management applications this summer.

In the product development area, our overall expenses decreased $633 from a year ago, primarily due to a significant reduction in the usage of contract developers in our software development efforts. However, because we also had a significant reduction in capitalized software development costs, as mentioned above, our product development expenses only decreased slightly.

Sales and marketing expenses increased, both in amounts and as a percentage of net revenue. Sales expenses for the three months ended March 31, 2002 increased $32 over the comparable period last year. We increased our direct sales staff to increase our sales coverage within certain U.S. regions and established an internal telesales group in July 2001 to sell into our user base. The internal telesales group has generated a profitable contribution each month since its inception. The increase in personnel costs in the sales area was partially offset by lower commissions as a result of the decrease in software license revenue. Marketing costs for the three months ended March 31, 2002 increased $151, primarily due to costs related to our expanded lead development and referral efforts and an increase in commissions on service plans.

General and administrative expenses increased primarily due to increased amortization and insurance costs. The number of personnel in this area has remained fairly constant since March 2001.

PROVISION FOR INCOME TAXES. The provision for income taxes is based on our best estimate of the effective tax rate for the year. The effective tax rate utilized for the three months ended March 31, 2002 and 2001 was 33 percent. The effective tax rate is dependent on many factors, including an estimate of the amount of our earnings for the remainder of the year and the amount of research tax credits. This rate may change during the year if the estimates used in developing our tax rate vary significantly from our actual operating results for the remainder of the year.

Capital Resources and Liquidity

We generally meet our liquidity needs through cash generated from operations. For the three months ended March 31, 2002, net cash provided by operations was $2,059 compared to $1,530 for the same period in 2001. Despite the decrease in earnings for the first three months of 2002, we generated more cash from operations than in the first three months of 2001, primarily due to an increase in cash generated from our maintenance and support service plans. Our service plans generally cover a twelve-month period and are billed in advance. Our cash and temporary investments at March 31, 2002 amounted to $9,740, compared to $9,765 at December 31, 2001. Primary uses of cash during first three months of 2002 were capitalized software development costs, purchase of equipment and the payment of dividends. During the three months ended March 31, 2002, temporary investments totaling $500 matured and was transferred into our cash balances. Net accounts receivable at March 31, 2002 decreased $257 compared to December 31, 2001, primarily due to a decrease in billings for software in the month of March as compared to last December. DSO (Days Sales Outstanding) at March 31, 2002 amounted to 37. Other current assets increased $368 since the end of 2001, primarily due to an increase in prepaid insurance costs. Net capitalized software costs increased $906 to $11,626 at March 31, 2002 from $10,720 at December 31, 2001. The increase was due to $1,198 for product development and other related costs on the development of new products, less amortization expense of $292 related to costs capitalized on products previously released for distribution.

Accounts payable at March 31, 2002 increased $331 since December 31, 2001 primarily due to certain marketing and user conference expenses in March for which we did not have similar events in December. Deferred revenues at March 31, 2002 increased $1,410 to $18,264 from $16,854 at December 31, 2001, primarily due to an increase in billings for annual maintenance and support service plans. Revenue from these service plan billings is recognized ratably over the service plan period. Accrued employee expenses decreased $259 since December 31, 2001, primarily due to lower employee commissions and the payment of 2001 expenses accrued at year-end. Income taxes payable also decreased $259 since the end of 2001 primarily due to payment of taxes owed for 2001. Other current liabilities decreased $373 since December 31, 2001 primarily due to the payment of 2001 commissions accrued to our solution provider channel at year-end.

In January 2002, we declared our regular quarterly cash dividend of $.04 per share, amounting to $467. We plan to continue to pay quarterly cash dividends consistent with our capital needs and income levels.

Risks and Uncertainties

From time to time, we may make forward-looking statements as such term is defined in the Federal securities laws. The following risks and uncertainties, among others, should be considered in evaluating our forward-looking statements. Factors that may cause actual results to differ materially from those contained in such forward-looking statements are as follows:

COMPETITION.  The computer software market is highly competitive and subject to change because of the rapid technological changes in the computer industry. The number of software vendors with which we compete against varies from product to product and from region to region within the United States. Although we believe we are a major supplier of accounting and cost estimating software for the construction and real estate industries, and that there are economical and technological barriers to discourage new specialty software vendors from entering into our segment of the software market, there can be no assurance that larger, well-known software developers will not target this segment of the market. Such competitors are considerably larger, more diversified, and have greater financial and other resources and enjoy greater brand recognition for their products than ours.

We must also compete with other larger, well-known software developers for the hiring and retention of highly qualified technical personnel. As a result, we may have to expend additional financial resources to hire and retain qualified technical personnel. If we are not able to secure the services of employees with the level of technical expertise we require, the development of new products would likely be delayed and would result in a decrease in the quality of new software products and enhancements to our existing software products. A delay in the development, or failure to maintain the quality of our new software products would likely have a material adverse effect on our financial position, results of operations and cash flows.

DEPENDENCE ON MICROSOFT OPERATING SYSTEM; OBSOLESCENCE AND TECHNOLOGICAL CHANGES. We are a specialty software developer, an industry characterized by rapid technological change. Our software is designed to work with specific operating systems developed by Microsoft Corporation. If substantial changes are made to those operating systems or if new operating systems are adopted, our software products may not function properly, necessitating that we invest additional resources to adapt our software to those changes. Also, other operating systems may be introduced on which our software may not function, which may also cause additional resources to be expended which would otherwise be devoted to improving our software or developing new software.

To remain competitive, we must continue to make substantial expenditures for product development. Although we plan to continue to enhance our existing products and to develop new products, our competitors may develop products with superior capabilities and/or market their products more effectively at lower prices, by "bundling" their software with other software or through other methods. We believe our existing software products are widely accepted in our segment of the marketplace. However, a delay in the release of new products or modifications to existing products, or a delay in the acceptance by the marketplace of any new products or modifications to existing products, could similarly delay the recognition of revenue, or have an adverse effect on our revenue and earnings.

SUBSTANTIAL DEPENDENCE ON SINGLE INDUSTRY. Because we sell a large majority of our software products and services to the construction industry, adverse economic conditions in that industry could have a material adverse effect on our revenue and earnings. The construction industry is particularly sensitive to a significant increase in interest rates, which in the past has resulted in substantial financial distress across the industry. In addition, a downturn in general economic conditions in the United States could adversely affect the construction industry.

PRODUCT PROTECTION.  We regard our software as proprietary and attempts to protect it by relying upon copyrights, laws protecting trade secrets, internal nondisclosure agreements and transferability restrictions incorporated into our software license agreements. We believe the risk of unauthorized transfers of our proprietary information is reduced because program source listings are not released to third parties. Despite these restrictions, it may be possible for competitors or users to copy aspects of our products or to obtain information which we regard as proprietary. Our competitive position could be adversely affected by unauthorized use of our proprietary information. Third parties may also assert infringement or other claims against us with respect to any existing or future products. Litigation to protect our proprietary information or to determine the validity of any third-party claims could result in significant expense to us and, whether or not such litigation is determined in our favor, divert the efforts of our technical and management personnel from further development and support of our software products.

PART II. Other Information

Item 6. Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K

No Form 8-K was filed during the three months ended March 31, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIMBERLINE SOFTWARE CORPORATION (Registrant)
Date: May 15, 2002	/s/ Carl C. Asai Carl C. Asai, Sr. Vice President, Finance (Chief Financial Officer)