Form 10-Q
period 2002-06-30
TIMBERLINE SOFTWARE CORPORATION
filed 2002-08-14
CIK 314436

Index

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2002
[ ]	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 0-16376

TIMBERLINE SOFTWARE CORPORATION
(Exact name of registrant as specified in its charter)

Oregon (State or other jurisdiction of incorporation or organization)	93-0748489 (I.R.S. Employer Identification No.)

15195 N.W. Greenbrier Parkway, Beaverton, Oregon 97006-5701
(Address of principal executive offices) (Zip code)

(503) 690-6775
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

At August 9, 2002, 11,744,194 common stock of the registrant were outstanding.

TIMBERLINE SOFTWARE CORPORATION
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002
TABLE OF CONTENTS

Index

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

TIMBERLINE SOFTWARE CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS JUNE 30, 2002 AND DECEMBER 31, 2001 (Unaudited) (Amounts in thousands)
	Jun 30 2002	Dec 31 2001
ASSETS
Current assets:
Cash and cash equivalents	$6,314	$5,414
Temporary investments	3,559	4,351
Accounts receivable, less allowance for doubtful accounts (June 30, 2002, $131; December 31, 2001, $131)	5,377	6,096
Inventories	220	241
Other current assets	2,581	2,054
Total current assets	18,051	18,156

Property and equipment	33,317	32,690
Less accumulated depreciation and amortization	12,543	11,180
Property and equipment - net	20,774	21,510

Capitalized software costs - net	11,832	10,720
Other assets	408	359
Total	$51,065	$50,745

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,111	$1,101
Deferred revenues	18,334	16,854
Accrued employee expenses	986	1,322
Income taxes payable	28	277
Other current liabilities	1,550	1,703
Total current liabilities	22,009	21,257

Accrued rent expense	450	557
Deferred income taxes	4,375	3,951
Commitments and contingencies

Shareholders' equity:
Common stock, without par value authorized, 20,000 shares; issued - June 30, 2002, 11,743 shares; December 31, 2001, 11,673 shares	352	350
Additional paid in capital	5,674	5,378
Accumulated other comprehensive income	39	55
Retained earnings	18,166	19,197
Total shareholders' equity	24,231	24,980
Total	$51,065	$50,745

See notes to condensed consolidated financial statements.

Index

TIMBERLINE SOFTWARE CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001 (Unaudited) (Amounts in thousands, except per share data)
	Three Months Ended June 30,
	2002	2001
Net revenue:
Software license fees	$4,271	$6,181
Service fees	9,642	8,371
Other	196	204
Net revenue	14,109	14,756
Cost and expenses:
Cost of revenue	2,042	1,403
Client services	3,285	3,563
Product development	4,155	4,254
Sales and marketing	3,287	3,296
General and administrative	1,903	1,821
Total cost and expenses	14,672	14,337
Operating income (loss)	(563)	419
Other income	91	150
Income (Loss) before income taxes	(472)	569
Provision (Benefit) for income taxes	(155)	145
Net income (loss)	$(317)	$424

Earnings (loss) per share:
Basic	$(0.03)	$0.04
Diluted	(0.03)	0.04

See notes to condensed consolidated financial statements.

Index

TIMBERLINE SOFTWARE CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (Unaudited) (Amounts in thousands, except per share data)
	Six Months Ended June 30,
	2002	2001
Net revenue:
Software license fees	$9,099	$12,594
Service fees	18,609	16,293
Other	744	811
Net revenue	28,452	29,698
Cost and expenses:
Cost of revenue	3,787	3,144
Client services	6,499	7,065
Product development	8,034	8,157
Sales and marketing	6,685	6,511
General and administrative	3,768	3,619
Total cost and expenses	28,773	28,496
Operating income (loss)	(321)	1,202
Other income	181	255
Income (Loss) before income taxes	(140)	1,457
Provision (Benefit) for income taxes	(45)	439
Net income (loss)	$(95)	$1,018

Earnings (Loss) per share:
Basic	$(0.01)	$0.09
Diluted	(0.01)	0.09

See notes to condensed consolidated financial statements.

Index

TIMBERLINE SOFTWARE CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (Unaudited) (Amounts in thousands)
	Six Months Ended June 30,
	2002	2001
Net cash provided by operating activities	$3,726	$3,867

Cash flows from investing activities:
Payments for property and equipment	(819)	(1,140)
Capitalized software costs	(2,037)	(2,535)
Proceeds from temporary investments	774	4,000
Purchase of investments	-	(2,050)
Other	-	7
Net cash used in investing activities	(2,082)	(1,718)

Cash flows from financing activities:
Proceeds from issuance of common stock	192	36
Common stock reacquired	-	(549)
Cash dividends	(936)	(934)
Net cash used in financing activities	(744)	(1,447)

Net increase in cash and cash equivalents	900	702
Cash and cash equivalents, beginning of the period	5,414	3,620
Cash and cash equivalents, end of period	$6,314	4,322

Supplemental information:
Cash paid (received) during the period for income taxes	$187	(124)
Cash paid for interest	1	18

See notes to condensed consolidated financial statements.

Index

TIMBERLINE SOFTWARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2002 AND 2001
(Unaudited) (Amounts in thousands)

1.       Condensed consolidated financial statements

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these condensed financial statements. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2001. The balance sheet at December 31, 2001 has been condensed from the audited balance sheet as of that date. The results of operations for the three month and six month periods ended June 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year, or any other interim period.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, have been made to present fairly the financial position of the Company and its subsidiary at June 30, 2002 and the results of their operations and cash flows for the three month and six month periods ended June 30, 2002 and 2001.

Certain reclassifications have been made in the 2001 financial statements to conform to the 2002 presentation.

The accompanying financial statements include the accounts of the Company as well as its wholly owned subsidiary. The functional currency of the subsidiary is Australian dollars. Gains and losses resulting from foreign currency translation are recorded as other comprehensive income and accumulated as a separate component of shareholders' equity. All significant intercompany balances and transactions are eliminated in consolidation.

2.       Recent accounting pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite useful lives. Under previous accounting standards, goodwill and intangible assets with indefinite useful lives were assumed to have finite lives and were amortized over a period of time. Under the new standard, these assets are presumed to have indefinite lives, but will be tested annually and adjusted whenever events or circumstances indicate that they have been impaired. We adopted the provisions of SFAS No. 142 on January 1, 2002. The adoption of this new pronouncement did not have a material impact on our financial position, results of operations or cash flows.

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

Index

TIMBERLINE SOFTWARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2002 AND 2001 (Continued)
(Unaudited) (Amounts in thousands)

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." This pronouncement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and certain aspects of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This pronouncement retained the method for recording an impairment of long-lived assets established in SFAS No. 121 and provided further implementation guidance on this matter. We adopted the provisions of SFAS No. 144 on January 1, 2002. The adoption of this new pronouncement did not have a material impact on our financial position, results of operations or cash flows.

In November 2001, the FASB issued Staff Announcement Topic No. D-103 ("Announcement"), "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred." The Announcement states that reimbursements received for out-of-pocket expenses incurred should be classified as revenue in the statement of operations. We adopted this Announcement on January 1, 2002. Prior to 2002, we recorded reimbursement of out-of-pocket expenses as an offset to those expenses. Commencing in 2002, we classified the reimbursement of out-of-pocket expenses as revenue and the out-of-pocket expenses as cost and expenses. Reclassifications have been made in the statements of operations for the three month and six month periods ended June 30, 2001 to conform to the 2002 presentation. The result of this new classification increased revenue and total cost and expenses by $546 and $467 for the three months ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002 and 2001, this reclassification increased revenue and total cost and expenses by $1,315 and $1,257, respectively. Our adoption of this Announcement had no effect on net income (loss).

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This pronouncement will generally require gains and losses on extinguishment of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. We will adopt this pronouncement on January 1, 2003. Management believes that the adoption of SFAS No. 145 will not have any impact on our financial position, results of operations or cash flows.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This pronouncement would require the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of such activities include lease termination costs and certain employee severance costs associated with a restructuring, discontinued operations or plant closing. We will apply the provisions of this pronouncement on a prospective basis commencing January 1, 2003. The adoption of this pronouncement will not have a material effect on our financial position, results of operations or cash flows.

Index

TIMBERLINE SOFTWARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2002 AND 2001 (Continued)
(Unaudited) (Amounts in thousands)

3.       Earnings per share

A reconciliation of the common shares used in the denominator for computing basic and diluted earnings per share for the three month and six month periods ended June 30, 2002 and 2001 is as follows:

	Three Months Ended June 30,
	2002	2001
Weighted-average shares outstanding,
used in computing basic earnings (loss) per share	11,731	11,648

Effect of dilutive stock options	*	257

Weighted-average shares outstanding,
used in computing diluted earnings (loss) per share	11,731	11,905

	Six Months Ended June 30,
	2002	2001
Weighted-average shares outstanding,
used in computing basic earnings (loss) per share	11,709	11,681

Effect of dilutive stock options	*	179

Weighted-average shares outstanding,
used in computing diluted earnings (loss) per share	11,709	11,860

*The dilutive effect of stock options was excluded from the computation of diluted loss per share because the effect was antidilutive.

Index

TIMBERLINE SOFTWARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2002 AND 2001 (Continued)
(Unaudited) (Amounts in thousands)

4.       Comprehensive income (loss)

The difference between the Company's net income (loss) and comprehensive income (loss) relates to the change in the unrealized net gain (loss) on temporary investments and translation gain (loss) related to the consolidation of the Company's wholly-owned foreign subsidiary. For the three month and six month periods ended June 30, 2002, net loss would have decreased by $3 and increased by $16, respectively, to arrive at comprehensive loss of $(314) and $(111), respectively. For the three month and six month periods ended June 30, 2001, net income would have been decreased by $4 and increased by $7, respectively, to arrive at comprehensive income of $420 and $1,025, respectively.

5.       Operating segment information

The Company's operations are divided into two operating segments: software products and software services. The Company evaluates its performance in each segment based on its operating contribution, which includes revenue, cost and expenses that can be specifically identified within each segment. Product development and general and administrative expenses are not allocated to the segments for determining its operating contribution because such an allocation would be based on subjective factors. Information about each operating segment and a reconciliation of operating contribution to operating income for the three month and six month periods ended June 30, 2002 and 2001 is as follows:

Index

TIMBERLINE SOFTWARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2002 AND 2001 (Continued)
(Unaudited) (Amounts in thousands)

	Three Months Ended June 30,
	2002	2001
Net revenue:
Software	$4,271	$6,181
Services	9,642	8,371
Other	196	204
Net revenue	$14,109	$14,756

Operating contribution:
Software	$764	$3,158
Services	4,574	3,183
Other revenue, net of costs	157	153
Product development expenses	(4,155)	(4,254)
General and administrative expenses	(1,903)	(1,821)
Operating income (loss)	$(563)	$419

	Six Months Ended June 30,
	2002	2001
Net revenue:
Software	$9,099	$12,594
Services	18,609	16,293
Other	744	811
Net revenue	$28,452	$29,698

Operating contribution:
Software	$2,357	$6,288
Services	8,471	5,974
Other revenue, net of costs	653	716
Product development expenses	(8,034)	(8,157)
General and administrative expenses	(3,768)	(3,619)
Operating income (loss)	$(321)	$1,202

Index

Item 2. 9; Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Our results of operations for the three month and six month periods ended June 30, 2002 and 2001 and the changes on a year-over-year comparison are set forth below:

Index

	Three Months Ended June 30,		Increase	% Increase
	2002	2001	(Decrease)	(Decrease)
Net revenue:
Software license fees	$4,271	$6,181	$(1,910)	(30.9)
Service fees	9,642	8,371	1,271	15.2
Other	196	204	(8)	(3.9)
Net revenue	14,109	14,756	(647)	(4.4)
Cost and expenses:
Cost of revenue	2,042	1,403	639	45.5
Client services	3,285	3,563	(278)	(7.8)
Product development	4,155	4,254	(99)	(2.3)
Sales and marketing	3,287	3,296	(9)	(0.3)
General and administrative	1,903	1,821	82	4.5
Total cost and expenses	14,672	14,337	335	2.3
Operating income (loss)	(563)	419	(982)	(234.4)
Other income	91	150	(59)	(39.3)
Income (loss) before income taxes	(472)	569	(1,041)	(183.0)
Provision (Benefit) for income taxes	(155)	145	(300)	(206.9)
Net income (loss)	$(317)	$424	$(741)	(174.8)

	Six Months Ended June 30,		Increase	% Increase
	2002	2001	(Decrease)	(Decrease)
Net revenue:
Software license fees	$9,099	$12,594	$(3,495)	(27.8)
Service fees	18,609	16,293	2,316	14.2
Other	744	811	(67)	(8.3)
Net revenue	28,452	29,698	(1,246)	(4.2)
Cost and expenses:
Cost of revenue	3,787	3,144	643	20.5
Client services	6,499	7,065	(566)	(8.0)
Product development	8,034	8,157	(123)	(1.5)
Sales and marketing	6,685	6,511	174	2.7
General and administrative	3,768	3,619	149	4.1
Total cost and expenses	28,773	28,496	277	1.0
Operating income (loss)	(321)	1,202	(1,523)	(126.7)
Other income	181	255	(74)	(29.0)
Income (loss) before income taxes	(140)	1,457	(1,597)	(109.6)
Provision (Benefit) for income taxes	(45)	439	(484)	(110.3)
Net income (loss)	$(95)	$1,018	$(1,113)	(109.3)

Index

The following table presents our operating statement data expressed as a percentage of net revenue for the three month and six month periods ended June 30, 2002 and 2001:

	Three Months Ended June 30,
	2002	2001
Net revenue:
Software license fees	30.3%	41.9%
Service fees	68.3	56.7
Other	1.4	1.4
Net revenue	100.0	100.0
Cost and expenses:
Cost of revenue	14.5	9.5
Client services	23.3	24.2
Product development	29.4	28.8
Sales and marketing	23.3	22.3
General and administrative	13.5	12.3
Total cost and expenses	104.0	97.1
Operating income (loss)	(4.0)	2.9
Other income	0.6	1.0
Income (loss) before income taxes	(3.4)	3.9
Provision (Benefit) for income taxes	(1.1)	1.0
Net income (loss)	(2.3)%	2.9%

	Six Months Ended June 30,
	2002	2001
Net revenue:
Software license fees	32.0%	42.4%
Service fees	65.4	54.9
Other	2.6	2.7
Net revenue	100.0	100.0
Cost and expenses:
Cost of revenue	13.3	10.6
Client services	22.8	23.8
Product development	28.2	27.5
Sales and marketing	23.5	21.9
General and administrative	13.2	12.2
Total cost and expenses	101.1	96.0
Operating income (loss)	(1.1)	4.0
Other income	0.6	0.9
Income (loss) before income taxes	(0.5)	4.9
Provision (Benefit) for income taxes	(0.2)	1.5
Net income (loss)	(0.3)%	3.4%

Index

Net Revenue. Net revenue for the three months ended June 30, 2002 declined 4 percent compared to the same period in 2001 due to the decline in software license revenue, partially offset by an increase in service fee revenue. We continue to believe that the decline in software license revenue is primarily due to the economic uncertainty in the U.S., which we believe caused many prospective buyers and customers to delay their software purchasing decisions. The lower level of software purchasing activity resulted in a 31 percent decline in software license revenue for the three months ended June 30, 2002 compared to the same period in 2001. Software license revenue decreased in both our Accounting and Estimating product lines. Despite this decline, some of our sales initiatives recorded positive gains. Our Service Management applications, released in August 2000 and which enabled us to penetrate the specialty contractor market, generated $39 more in software orders during the second quarter of 2002 than we generated in the same period in 2001. In addition, our telesales group, established in July 2001 to sell new or additional uses of our software applications to our user base, continued its quarter-over-quarter growth, generating $190 in software license revenue during the second quarter of 2002.

Service fee revenue increased to a new quarterly record for us, primarily due to the increase in revenue from maintenance and support service plans. This recurring source of revenue from our users accounted for 86 percent and 85 percent of our service fee revenue for the three months ended June 30, 2002 and 2001, respectively. We had a $1,116 increase in revenue from service plans, primarily due to an increase in our user base and an increase in the prices charged for such service plans. We also had a $262 increase in consulting revenue, but this was partially offset by a $107 decline in training revenue as a result of the decline in our software license revenue.

For the six months ended June 30, 2002, software license revenue declined 28 percent compared to the same period in 2001, primarily due to the economic uncertainty in 2002, as discussed above. Partially offsetting the effect of this on our software license revenue were positive gains from our sales initiatives. Orders attributed to our Service Management applications for the first six months of 2002 increased $151 over the comparable period in 2001 and our telesales group added $340 in software license revenue during this period.

For the six months ended June 30, 2002, service fee revenue also increased, primarily due to the increase in revenue from maintenance and support service plans for the factors mentioned above. Revenue from service plans increased $2,076 during the first six months of 2002 compared to the same period in 2001. Consulting revenue during the first half of 2002 increased $447 over the comparable period in 2001, primarily due to an expansion of our consulting practice and a large consulting engagement related to a software order in the fourth quarter of 2001. Training revenue in 2002 declined $207 compared to the first half of 2001, primarily due to lower software license revenue.

Cost of Revenue. Cost of revenue, as a percentage of net revenue, for the three months ended June 30, 2002 increased over the same period in 2001, primarily due to an increase in amortization of capitalized software development costs and royalty costs. Amortization of capitalized software development costs increased $402 to $634 for the three months ended June 30, 2002 compared to $232 for the same period in 2001. During the second quarter of 2002, we determined that we could combine the feature set of our two service products into one code set, thereby saving significant future development costs of maintaining two separate products. Eliminating one of these products resulted in a $300 write-off of unamortized capitalized software costs during the three months ended June 30, 2002. Royalty costs for the three months ended June 30, 2002 increased $233 over the same period in 2001, primarily because of increased royalties related to the SQL database engine embedded into our software products.

Index

For the six months ended June 30, 2002, cost of revenue, as a percentage of net revenue, increased over the comparable period in 2001, primarily due to an increase in amortization of capitalized software development costs and royalty costs, for the reasons mentioned above. Amortization of capitalized software development costs increased $423 to $925 for the six months ended June 30, 2002 compared to $502 for the same period in 2001. Royalty costs for the six months ended June 30, 2002 increased $323 over the same period in 2001. These increases were partially offset by lower costs of $105 as a result of lower software license revenue and training revenue.

Operating Expenses. Operating expenses decreased $304 or 2 percent to $12,630 for the three months ended June 30, 2002 from $12,934 for the same period in 2001. Excluding the effect of capitalized software costs, our overall operating expenses for the quarter decreased $542 from a year ago. Capitalized software development costs, which reduce our operating expenses, were $238 lower in the three months ended June 30, 2002 compared to the same period in 2001. Most of the decrease in operating expenses was due to the cost reduction measures we implemented in November 2001, which included a small reduction in force, an across-the-board wage reduction, the subleasing of some office space we are currently leasing, and other cost saving measures.

For the six months ended June 30, 2002, operating expenses decreased 1 percent to $24,986 from $25,352 for the same period in 2001. Excluding the effect of capitalized software costs, our overall operating expenses decreased $1,214 from a year ago, but a reduction in capitalized software development costs this period compared to the same period last year, resulted in a net reduction in our operating expenses of $366. Capitalized software development costs, which reduce our operating expenses, were $848 lower in the six months ended June 30, 2002 compared to the same period in 2001. The reduction in operating expenses was primarily related to the cost reduction measures mentioned above.

For the three month and six month periods ended June 30, 2002, client services expenses decreased primarily due to lower personnel and training costs and lower outside service costs. As a percentage of service fee revenue, client services expenses declined to 34 percent for the three months ended June 30, 2002 compared to 43 percent in the same period for 2001. For the six months ended June 30, 2002, this percentage was 35 percent compared to 43 percent for the comparable period in 2001.We are expecting to hire additional personnel in client services to handle the anticipated increase in call volume as a result of the anticipated release of our new project management applications this summer.

For the three months ended June 30, 2002, product development expenses decreased compared to the same period in 2001, primarily due to a reduction in the usage of contract developers and lower expenses for outside consultants assisting in the re-engineering of our product development process. For the three months ended June 30, 2002, outside consultants costs associated with the re-engineering project decreased $206 compared to the same period in 2001. These decreases were partially offset by lower capitalized software development costs for the three months ended June 30, 2002 compared to the same period in 2001, as previously mentioned above.

For the six months ended June 30, 2002, product development expenses decreased compared to the first six months of 2001, primarily due to a reduction in the usage of contract developers and lower expenses for outside consultants assisting in the re-engineering of our product development process. For the six months ended June 30, 2002, outside consultants costs associated with the re-engineering project decreased $253 compared to the same period in 2001. These decreases were partially offset by lower capitalized software development costs for the six months ended June 30, 2002 compared to the same period in 2001, as previously mentioned above.

Index

Sales and marketing expenses for the three months ended June 30, 2002 decreased compared to the same period in 2001, but increased slightly as a percentage of net revenue. Commission expense decreased $208 in the current period compared to the same period in 2001, primarily due to the decrease in software license revenue. This decrease was partially offset by increased expenses related to maintaining a larger direct sales staff than we had during the three months ended June 30, 2001. The expansion of our direct sales staff was primarily due to the establishment of an internal telesales group in July 2001 to sell our software into our user base and the establishment of a direct sales staff in Florida to increase our sales coverage in that state. The internal telesales group has generated a profitable contribution each month since its inception and our direct sales group in Florida also had an increase in software license revenue over the comparable period in 2001.

Sales and marketing expenses for the six months ended June 30, 2002 increased both in amount and as a percentage of net revenue compared to the same period in 2001. Commission expense decreased $234 in the current period compared to the same period in 2001, primarily due to the decrease in software license revenue. This decrease was more than offset by increased expenses related to maintaining a larger direct sales staff than we had during the second quarter of 2001. The expansion of our direct sales staff was primarily due to the establishment of an internal telesales group in July 2001 to sell our software into our user base and the establishment of a direct sales staff in Florida to increase our sales coverage in that state.

General and administrative expenses for the three month and six month periods ended June 30, 2002 increased over the comparable period in 2001, primarily due to increased insurance costs, outside service costs for legal and professional services and amortization expense. The increase was partially offset by lower personnel costs as a result of the company-wide, across-the-board wage reduction that was instituted in the fourth quarter of 2001. The number of personnel in this area has remained fairly constant since March 2001.

Provision for Income Taxes. The provision for income taxes is based on our best estimate of the effective tax rate for the year. The effective tax rate utilized for the six months ended June 30, 2002 and 2001 was 32 percent and 30 percent, respectively. The effective tax rate is dependent on many factors, including an estimate of the amount of our earnings for the remainder of the year and the amount of research tax credits. This rate may change during the year if the estimates used in developing our tax rate vary significantly from our actual operating results for the remainder of the year.

For the three months ended June 30, 2002 and 2001, the effective tax rate was 33 percent and 25 percent, respectively. The lower effective tax rate in the prior year was primarily due to an adjustment during the second quarter of 2001 to lower the effective tax rate for the year to 30 percent from 33 percent.

Index

Capital Resources and Liquidity

We generally meet our liquidity needs through cash generated from operations. For the six months ended June 30, 2002, net cash provided by operations was $3,726 compared to $3,867 for the same period in 2001. Our cash and temporary investments at June 30, 2002 amounted to $9,873, compared to $9,765 at December 31, 2001. Primary uses of cash during first six months of 2002 were capitalized software costs amounting to $2,037, purchase of property and equipment amounting to $819 and the payment of dividends amounting to $936. During the six months ended June 30, 2002, temporary investments totaling $774 matured and were transferred into our cash balances. Net accounts receivable at June 30, 2002 decreased $719 compared to December 31, 2001, primarily due to a decrease in billings for software in the month of June as compared to last December. DSO (Days Sales Outstanding) at June 30, 2002 amounted to 34, compared to 35 at December 31, 2001. Other current assets increased $527 since the end of 2001, primarily due to an increase in prepaid insurance costs. Net capitalized software costs increased $1,112 to $11,832 at June 30, 2002 from $10,720 at December 31, 2001. The increase was due to $2,037 for product development and other related costs on the development of new products, less amortization expense of $925 related to costs capitalized on products previously released for distribution. Amortization expense includes the write-off of unamortized capitalized software costs, as previously discussed under "Cost of Revenue."

Deferred revenues at June 30, 2002 increased $1,480 to $18,334 from $16,854 at December 31, 2001, primarily due to an increase in billings for annual maintenance and support service plans. Billings for service plans during the first six months of 2002 have increased 20 percent over the same period in 2001. Revenue from these service plan billings will be recognized ratably over the service plan period. Accrued employee expenses decreased $336 since December 31, 2001, primarily due to lower employee commissions and the payment of 2001 expenses accrued at year-end. Income taxes payable also decreased $249 since the end of 2001 primarily due to payment of taxes owed for 2001.

During the first six months of 2002, we declared two regular quarterly cash dividend totaling $.08 per share, amounting to $936. We plan to continue to pay quarterly cash dividends consistent with our capital needs and income levels.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite useful lives. Under previous accounting standards, goodwill and intangible assets with indefinite useful lives were assumed to have finite lives and were amortized over a period of time. Under the new standard, these assets are presumed to have indefinite lives, but will be tested annually and adjusted whenever events or circumstances indicate that they have been impaired. We adopted the provisions of SFAS No. 142 on January 1, 2002. The adoption of this new pronouncement did not have a material impact on our financial position, results of operations or cash flows.

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

Index

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." This pronouncement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and certain aspects of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This pronouncement retained the method for recording an impairment of long-lived assets established in SFAS No. 121 and provided further implementation guidance on this matter. We adopted the provisions of SFAS No. 144 on January 1, 2002. The adoption of this new pronouncement did not have a material impact on our financial position, results of operations or cash flows.

In November 2001, the FASB issued Staff Announcement Topic No. D-103 ("Announcement"), "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred." The Announcement states that reimbursements received for out-of-pocket expenses incurred should be classified as revenue in the statement of operations. We adopted this Announcement on January 1, 2002. Prior to 2002, we recorded reimbursement of out-of-pocket expenses as an offset to those expenses. Commencing in 2002, we classified the reimbursement of out-of-pocket expenses as revenue and the out-of-pocket expenses as cost and expenses. Reclassifications have been made in the statements of operations for the three month and six month periods ended June 30, 2001 to conform to the 2002 presentation. The result of this new classification increased revenue and total cost and expenses by $546 and $467 for the three months ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002 and 2001, this reclassification increased revenue and total cost and expenses by $1,315 and $1,257, respectively. Our adoption of this Announcement had no effect on net income (loss).

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This pronouncement will generally require gains and losses on extinguishment of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. We will adopt this pronouncement on January 1, 2003. Management believes that the adoption of SFAS No. 145 will not have any impact on our financial position, results of operations or cash flows.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This pronouncement would require the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of such activities include lease termination costs and certain employee severance costs associated with a restructuring, discontinued operations or plant closing. We will apply the provisions of this pronouncement on a prospective basis commencing January 1, 2003. The adoption of this pronouncement will not have a material effect on our financial position, results of operations or cash flows.

Index

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires us to select appropriate accounting policies and to continually evaluate such policies to ensure they remain appropriate based on changing conditions and circumstances. Our significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements of our Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2001. We continue to believe our significant accounting policies are reasonable and appropriate. The preparation of our financial statements also requires us to make estimates and assumptions that affect the reported amounts of our assets, liabilities, revenue, cost and expenses and disclosures related to contingencies. We believe our estimates and assumptions, which are based on historical experience, current conditions and other matters of judgment, are reasonable and appropriate. However, actual results may differ from our estimates.

We believe the following are the critical accounting policies used in the preparation of our consolidated financial statements:

Revenue recognition. We recognize software license revenue and service plan revenue in accordance with the provisions of Statement of Position 97-2 (SOP 97-2), "Software Revenue Recognition," issued by the American Institute of Certified Public Accountants and as amended in subsequent accounting pronouncements. Software license revenue is generally recognized upon shipment, provided that we have a signed license agreement, the license fee is determinable, collection is probable, and we have no significant future obligations to the customer related to the software. Service plans for maintenance and support of the software generally cover a one-year period and are billed in advance. Billings for service plans are included in deferred revenues and the revenue from these billings is recognized ratably over the service plan period.

Capitalized software costs. At June 30, 2002, unamortized capitalized software costs amounted to $11,832, representing 23 percent of our total assets. We capitalize software development costs on new software products when technological feasibility has been established and amortize those costs as cost of revenue when the products are released. Judgment is involved in determining when technological feasibility has occurred and in determining whether our estimate of the net realizable value associated with each software product exceeds its unamortized costs. The net realizable value is primarily based on our estimate of future revenue to be generated from each product. Estimating the amount of future revenue involves the consideration of many subjective factors and making judgment as to the effect those factors will have on future revenue. Such factors include the degree to which the product is accepted in the market, how quickly the revenue will be realized, and technological changes that may shorten the useful life of the product or render it obsolete. At June 30, 2002, we believe the net realizable value associated with each product exceeds its unamortized cost. However, should we experience changes in the marketplace and new technological advances that adversely affects our products, a write-down of unamortized capitalized software development costs may be required. During the three months ended June 30, 2002, we determined that we could combine the feature set of our two service software products into one code set, thereby saving significant future development costs associated with maintaining two separate products. We had unamortized capitalized software costs associated with each product. By making the determination that we could combine the feature set of both products into one product, it was appropriate for us to write-off $300 of unamortized capitalized software costs during the three months ended June 30, 2002 related to the product that we would no longer maintain.

Index

Income taxes. Our provision for income taxes includes the benefit to be realized from research tax credits, including the benefit of research tax credit carryforwards. While we believe the amount of the research tax credit is proper, the credit is subject to challenge by the taxing authorities. If the credit we have recognized is more than what the taxing authorities allow, additional income tax expense may be recognized in subsequent years. We also believe the tax credit carryforward benefit will be realized in subsequent years; however, the extent to which the benefit will be realized depends on the level of our future profitability and our ability to use such credits prior to their expiration. If we are not able to realize the full benefit of the tax credit, additional income tax expense may be required in subsequent years.

Risks and Uncertainties

From time to time, we may make forward-looking statements as such term is defined in the Federal securities laws. The following risks and uncertainties, among others, should be considered in evaluating our forward-looking statements. Factors that may cause actual results to differ materially from those contained in such forward-looking statements are as follows:

Competition. The computer software market is highly competitive and subject to change because of the rapid technological changes in the computer industry. The number of software vendors with which we compete against varies from product to product and from region to region within the United States. Although we believe we are a major supplier of accounting and cost estimating software for the construction and real estate industries, and that there are economical and technological barriers to discourage new specialty software vendors from entering into our segment of the software market, there can be no assurance that larger, well-known software developers will not target this segment of the market. Such competitors are considerably larger, more diversified, and have greater financial and other resources and enjoy greater brand recognition for their products.

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

Dependence on Microsoft Operating System: Obsolescence and Technological Changes. We are a specialty software developer, an industry characterized by rapid technological change. Our software is designed to work with specific operating systems developed by Microsoft Corporation. If substantial changes are made to those operating systems or if new operating systems are adopted, our software products may not function properly, necessitating that we invest additional resources to adapt our software to those changes. Also, other operating systems may be introduced on which our software may not function, which may also cause additional resources to be expended which would otherwise be devoted to improving our software or developing new software.

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

Index

Substantial Dependence on a Single Industry. Because we sell a large majority of our software products and services to the construction industry, adverse economic conditions in that industry could have a material adverse effect on our revenue and earnings. The construction industry is particularly sensitive to a significant increase in interest rates, which in the past has resulted in substantial financial distress across the industry. In addition, a downturn in general economic conditions in the United States could adversely affect the construction industry.

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

Index

PART II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on April 30, 2002. The shareholders voted to elect all of the Board's nominees to the Company's Board of Directors. The following table sets forth information regarding votes cast with respect to each nominee:
	Votes For	Votes Withheld
Curtis L. Peltz	11,249,369	47,153
Thomas P. Cox	11,248,469	48,053
James A. Meyer	11,250,294	46,228
Donald L. Tisdel	11,245,472	51,050

Item 6. Exhibits and Reports on Form 8-K

            a.     Exhibit 99.1, Certification of the Chief Executive Officer
                    Exhibit 99.2, Certification of the Chief Financial Officer

            b.     Reports on Form 8-K

No Form 8-K was filed during the three months ended June 30, 2002.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIMBERLINE SOFTWARE CORPORATION (Registrant)
Date: August 14, 2002	/s/ Curtis L. Peltz Curtis L. Peltz President and Chief Executive Officer
Date: August 14, 2002	/s/ Carl C. Asai Carl C. Asai, Sr. Vice President, Finance (Chief Financial Officer)

Index

Exhibit 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Timberline Software Corporation (the "Company") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Curtis L. Peltz, President, Chief Executive Officer and Director of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Curtis L. Peltz
Curtis L. Peltz
President and Chief Executive Officer

August 14, 2002

Index

Exhibit 99.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Timberline Software Corporation (the "Company") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Carl C. Asai, Sr. Vice President, Finance (Chief Financial Officer) of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Carl C. Asai
Carl C. Asai
Sr. Vice President, Finance
(Chief Financial Officer)

August 14, 2002