Form 10-Q
period 2002-09-30
TIMBERLINE SOFTWARE CORPORATION
filed 2002-11-14
CIK 314436

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2002
[ ]	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 0-16376

TIMBERLINE SOFTWARE CORPORATION
 (Exact name of registrant as specified in its charter)

Oregon (State or other jurisdiction of incorporation or organization)	93-0748489 (I.R.S. Employer Identification No.)

15195 N.W. Greenbrier Parkway, Beaverton, Oregon 97006-5701
 (Address of principal executive offices) (Zip code)

(503) 690-6775
 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

At November 8, 2002, 11,765,108 common stock of the registrant were outstanding.

TIMBERLINE SOFTWARE CORPORATION
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

TIMBERLINE SOFTWARE CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS SEPTEMBER 30, 2002 AND DECEMBER 31, 2001 (Unaudited) (Amounts in thousands)
	Sep 30 2002	Dec 31 2001
ASSETS
Current assets:
Cash and cash equivalents	$3,629	$5,414
Temporary investments	3,554	4,351
Accounts receivable, less allowance for doubtful accounts (Sep 30, 2002, $120; Dec 31, 2001, $131)	7,103	6,096
Inventories	209	241
Other current assets	2,004	2,054
Total current assets	16,499	18,156

Property and equipment	34,742	32,690
Less accumulated depreciation and amortization	13,275	11,180
Property and equipment - net	21,467	21,510

Capitalized software costs - net	11,835	10,720
Other assets	734	359
Total	$50,535	$50,745

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,485	$1,101
Deferred revenues	17,802	16,854
Accrued employee expenses	1,019	1,322
Income taxes payable	37	277
Other current liabilities	1,249	1,703
Total current liabilities	21,592	21,257

Accrued rent expense	479	557
Deferred income taxes	4,377	3,951
Commitments and contingencies

Shareholders' equity:
Common stock, without par value authorized, 20,000 shares; issued - September 30, 2002, 11,745 shares; December 31, 2001, 11,673 shares	352	350
Additional paid in capital	5,680	5,378
Accumulated other comprehensive income	32	55
Retained earnings	18,023	19,197
Total shareholders' equity	24,087	24,980
Total	$50,535	$50,745

See notes to condensed consolidated financial statements.

TIMBERLINE SOFTWARE CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (Unaudited) (Amounts in thousands, except per share data)
Three Months Ended September 30,
	2002	2001
Net revenue:
Software license fees	$5,932	$5,661
Service fees	9,563	8,911
Other	194	185
Net revenue	15,689	14,757
Cost and expenses:
Cost of revenue	1,911	1,468
Client services	3,395	3,682
Product development	4,315	4,321
Sales and marketing	3,548	3,253
General and administrative	2,109	1,973
Total cost and expenses	15,278	14,697
Operating income	411	60
Other income	76	109
Income before income taxes	487	169
Provision for income taxes	160	50
Net income	$327	$119

Earnings per share:
Basic	$0.03	$0.01
Diluted	0.03	0.01

See notes to condensed consolidated financial statements.

TIMBERLINE SOFTWARE CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (Unaudited) (Amounts in thousands, except per share data)
Nine Months Ended September 30,
	2002	2001
Net revenue:
Software license fees	$15,031	$18,255
Service fees	28,172	25,204
Other	938	997
Net revenue	44,141	44,456
Cost and expenses:
Cost of revenue	5,698	4,613
Client services	9,894	10,747
Product development	12,349	12,478
Sales and marketing	10,233	9,764
General and administrative	5,877	5,592
Total cost and expenses	44,051	43,194
Operating income	90	1,262
Other income	257	364
Income before income taxes	347	1,626
Provision for income taxes	115	489
Net income	$232	$1,137

Earnings per share:
Basic	$0.02	$0.10
Diluted	0.02	0.10

See notes to condensed consolidated financial statements.

TIMBERLINE SOFTWARE CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (Unaudited) (Amounts in thousands)
Nine Months Ended September 30,
	2002	2001
Cash flow from operating activities:
Net income	$232	$1,137
Adjustments to reconcile net income to net cash provided by
operating activities:
Capitalized software cost amortization	1,320	812
Depreciation and amortization	2,322	2,164
Deferred income taxes	426	1,482
Tax benefit on options exercised	107	39
Net change in:
Accounts receivable	(1,007)	(1,333)
Inventories	32	11
Accounts payable	384	(367)
Income taxes payable	(240)	(26)
Deferred revenues	948	928
Other	(1,159)	(1,003)
Net cash provided by operating activities	3,365	3,844

Cash flows from investing activities:
Payments for property and equipment	(2,283)	(2,011)
Capitalized software costs	(2,435)	(3,837)
Proceeds from temporary investments	1,774	5,000
Purchase of investments	(1,000)	(2,079)
Other	3	7
Net cash used in investing activities	(3,941)	(2,920)

Cash flows from financing activities:
Proceeds from issuance of common stock	197	74
Common stock reacquired	-	(549)
Cash dividends	(1,406)	(1,400)
Net cash used in financing activities	(1,209)	(1,875)

Net decrease in cash and cash equivalents	(1,785)	(951)
Cash and cash equivalents, beginning of the period	5,414	3,620
Cash and cash equivalents, end of period	$3,629	$2,669

Supplemental information:
Cash paid (received) during the period for income taxes	$187	$(124)
Cash paid for interest	1	19

See notes to condensed consolidated financial statements.

TIMBERLINE SOFTWARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (Unaudited)
(Amounts in thousands)

1. Condensed consolidated financial statements

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these condensed financial statements. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2001. The balance sheet at December 31, 2001 has been condensed from the audited balance sheet as of that date. The results of operations for the three and nine months ended September 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year, or any other interim period.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, have been made to present fairly the financial position of the Company and its subsidiary at September 30, 2002 and the results of their operations for the three and nine months ended September 30, 2002 and 2001, and the cash flows for the nine months ended September 30, 2002 and 2001.

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

2. Recent accounting pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite useful lives. Under previous accounting standards, goodwill and intangible assets with indefinite useful lives were assumed to have finite lives and were amortized over a period of time. Under the new standard, these assets are presumed to have indefinite lives, but will be tested annually and adjusted whenever events or circumstances indicate that they have been impaired. The Company adopted the provisions of SFAS No. 142 on January 1, 2002. The adoption of this new pronouncement did not have a material impact on the Company's financial position, results of operations or cash flows.

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

TIMBERLINE SOFTWARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (Unaudited)
(Continued) (Amounts in thousands)

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." This pronouncement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and certain aspects of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This pronouncement retained the method for recording an impairment of long-lived assets established in SFAS No. 121 and provided further implementation guidance on this matter. The Company adopted the provisions of SFAS No. 144 on January 1, 2002. The adoption of this new pronouncement did not have a material impact on the Company's financial position, results of operations, or cash flows.

In November 2001, the FASB issued Staff Announcement Topic No. D-103 ("Announcement"), "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred." The Announcement states that reimbursements received for out-of-pocket expenses incurred should be classified as revenue in the statement of operations. The Company adopted this Announcement on January 1, 2002. Prior to 2002, the Company recorded reimbursement of out-of-pocket expenses as an offset to those expenses. Commencing in 2002, the reimbursement of out-of-pocket expenses are classified as revenue and the out-of-pocket expenses are classified as cost and expenses. Reclassifications have been made in the statements of operations for the three and nine month periods ended September 30, 2001 to conform to the 2002 presentation. The result of this new classification increased revenue and total cost and expenses by $552 and $484 for the three months ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002 and 2001, this reclassification increased revenue and total cost and expenses by $1,867 and $1,742, respectively. The adoption of this Announcement had no effect on net income.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This pronouncement will generally require gains and losses on extinguishment of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. The Company will adopt this pronouncement on January 1, 2003. The Company believes that the adoption of SFAS No. 145 will not have any impact on its financial position, results of operations or cash flows.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This pronouncement would require the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of such activities include lease termination costs and certain employee severance costs associated with a restructuring, discontinued operations or plant closing. The provisions of this pronouncement will be applied on a prospective basis commencing January 1, 2003. The adoption of this pronouncement is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

TIMBERLINE SOFTWARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (Unaudited)
(Continued) (Amounts in thousands)

3. Earnings per share

A reconciliation of the common shares used in the denominator for computing basic and diluted earnings per share for the three and nine month periods ended September 30, 2002 and 2001 is as follows:

Three Months Ended September 30,

	2002	2001
Weighted-average shares outstanding,
used in computing basic earnings per share	11,744	11,655

Effect of dilutive stock options	205	319

Weighted-average shares outstanding,
used in computing diluted earnings per share	11,949	11,974

	Nine Months Ended September 30,

	2002	2001
Weighted-average shares outstanding,
used in computing basic earnings per share	11,721	11,672

Effect of dilutive stock options	301	222

Weighted-average shares outstanding,
used in computing diluted earnings per share	12,022	11,894

TIMBERLINE SOFTWARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (Unaudited)
(Continued) (Amounts in thousands)

4. Comprehensive income

The difference between the Company's net income and comprehensive income relates to the change in the unrealized net gain on temporary investments and translation gain related to the consolidation of the Company's wholly-owned foreign subsidiary. For the three months and nine months ended September 30, 2002, net income would have increased by $7 and $23 (net of tax expense of $4 and $15), respectively, to arrive at comprehensive income of $334 and $255, respectively. For the three and nine months ended September 30, 2001, net income would have increased by $39 and $46 (net of tax expense of $25 and $29), respectively, to arrive at comprehensive income of $158 and $1,183, respectively.

5. Operating segment information

The Company's operations are divided into two operating segments: software products and software services. The Company evaluates its performance in each segment based on its operating contribution, which includes revenue, cost and expenses that can be specifically identified within each segment. Product development and general and administrative expenses are not allocated to the segments for determining its operating contribution because such an allocation would be based on subjective factors. Information about each operating segment and a reconciliation of operating contribution to operating income for the three and nine month periods ended September 30, 2002 and 2001 is as follows:

TIMBERLINE SOFTWARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (Unaudited)
(Continued) (Amounts in thousands)

	Three Months Ended September 30,
	2002	2001
Net revenue:
Software	$5,932	$5,661
Services	9,563	8,911
Other	194	185
Net revenue	$15,689	$14,757

Operating contribution:
Software	$2,198	$2,374
Services	4,500	3,836
Other revenue, net of costs	137	144
Product development expenses	(4,315)	(4,321)
General and administrative expenses	(2,109)	(1,973)
Operating income	$411	$60

	Nine Months Ended September 30,
	2002	2001
Net revenue:
Software	$15,031	$18,255
Services	28,172	25,204
Other	938	997
Net revenue	$44,141	$44,456

Operating contribution:
Software	$4,554	$8,662
Services	12,972	9,810
Other revenue, net of costs	790	860
Product development expenses	(12,349)	(12,478)
General and administrative expenses	(5,877)	(5,592)
Operating income	$90	$1,262

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

Results of Operations

Our results of operations for the three month and nine month periods ended September 30, 2002 and 2001 and the changes on a year-over-year comparison are set forth below:
	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2002	2001
Net revenue:
Software license fees	$5,932	$5,661	$271	4.8
Service fees	9,563	8,911	652	7.3
Other	194	185	9	4.9
Net revenue	15,689	14,757	932	6.3
Cost and expenses:
Cost of revenue	1,911	1,468	443	30.2
Client services	3,395	3,682	(287)	(7.8)
Product development	4,315	4,321	(6)	(0.1)
Sales and marketing	3,548	3,253	295	9.1
General and administrative	2,109	1,973	136	6.9
Total cost and expenses	15,278	14,697	581	4.0
Operating income	411	60	351	585.0
Other income	76	109	(33)	(30.3)
Income before income taxes	487	169	318	188.2
Provision for income taxes	160	50	110	220.0
Net income	$327	$119	$208	174.8

	Nine Months Ended September 30,		Increase	% Increase
	2002	2001	(Decrease)	(Decrease)
Net revenue:
Software license fees	$15,031	$18,255	$(3,224)	(17.7)
Service fees	28,172	25,204	2,968	11.8
Other	938	997	(59)	(5.9)
Net revenue	44,141	44,456	(315)	(0.7)
Cost and expenses:
Cost of revenue	5,698	4,613	1,085	23.5
Client services	9,894	10,747	(853)	(7.9)
Product development	12,349	12,478	(129)	(1.0)
Sales and marketing	10,233	9,764	469	4.8
General and administrative	5,877	5,592	285	5.1
Total cost and expenses	44,051	43,194	857	2.0
Operating income	90	1,262	(1,172)	(92.9)
Other income	257	364	(107)	(29.4)
Income before income taxes	347	1,626	(1,279)	(78.7)
Provision for income taxes	115	489	(374)	(76.5)
Net income	$232	$1,137	$(905)	(79.6)

The following table presents our operating statement data expressed as a percentage of net revenue for the three month and nine month periods ended September 30, 2002 and 2001:

	Three Months Ended September 30,
	2002	2001
Net revenue:
Software license fees	37.8%	38.4%
Service fees	61.0	60.4
Other	1.2	1.2
Net revenue	100.0	100.0
Cost and expenses:
Cost of revenue	12.2	9.9
Client services	21.7	25.0
Product development	27.5	29.3
Sales and marketing	22.6	22.0
General and administrative	13.4	13.4
Total cost and expenses	97.4	99.6
Operating income	2.6	0.4
Other income	0.5	0.7
Income before income taxes	3.1	1.1
Provision for income taxes	1.0	0.3
Net income	2.1%	0.8%

	Nine Months Ended September 30,
	2002	2001
Net revenue:
Software license fees	34.1%	41.1%
Service fees	63.8	56.7
Other	2.1	2.2
Net revenue	100.0	100.0
Cost and expenses:
Cost of revenue	12.9	10.4
Client services	22.4	24.2
Product development	28.0	28.1
Sales and marketing	23.2	21.9
General and administrative	13.3	12.6
Total cost and expenses	99.8	97.2
Operating income	0.2	2.8
Other income	0.6	0.8
Income before income taxes	0.8	3.6
Provision for income taxes	0.3	1.1
Net income	0.5%	2.5%

Net Revenue. Net revenue for the three months ended September 30, 2002 increased 6 percent compared to the same period in 2001 due to an increase in both software license revenue and service fee revenue. Software license revenue in the third quarter last year was adversely affected as a result of the terrorist attack on September 11, 2001. Software license revenue in the third quarter of 2002 was impacted by the uncertainty surrounding the recovery of the U.S. economy, which we believe has caused many prospective buyers and customers to delay their software purchasing decisions. However, software license revenue increased 5 percent over the third quarter last year and increased 39 percent over our software license revenue for second quarter of 2002. Part of the increase in software license revenue was due to the release of our Project Management and Buyout applications at the end of August, which are key applications in our integrated Project Management suite of products. License revenue from the Project Management and Buyout applications amounted to $800 during the three months ended September 30, 2002. Some of our ongoing sales initiatives also contributed to the increase in software license revenue. Our Service Management applications for the specialty contractor market, generated $222 more in software orders during the third quarter of 2002 than we generated in the same period in 2001. Our telesales group, established in July 2001 to sell new or additional uses of our software applications to our user base, generated $180 more in software license revenue than in the third quarter of 2001. We also had an initial Estimating software order from one of the largest contractors in the U.S., to enhance their construction estimating process throughout their company.

Service fee revenue for the three months ended September 30, 2002 increased 7 percent over the comparable period in 2001, primarily due to a $550 increase in revenue from maintenance and support service plans. This recurring source of revenue from our users accounted for 88 percent and 87 percent of our service fee revenue for the three months ended September 30, 2002 and 2001, respectively. We also had a $164 increase in consulting revenue, but this was partially offset by a $62 decline in training revenue.

For the nine month period ended September 30, 2002, software license revenue declined 18 percent compared to the same period in 2001, primarily due to the economic uncertainty in 2002, as discussed above. Partially offsetting the effect of this on our software license revenue were positive gains from some of our sales initiatives. For the first nine months of 2002, software orders attributed to our Service Management applications and our telesales group increased $372 and $521, respectively, over the comparable period in 2001. Also, as mentioned above, the release of our Project Management and Buyout applications in August 2002 and the initial order in September 2002 for estimating software to a large construction company partially offset the decline in software license revenue from new users.

For the nine month period ended September 30, 2002, service fee revenue also increased, primarily due to the increase in revenue from maintenance and support service plans. Revenue from service plans increased $2,626 during the first nine months of 2002 compared to the same period in 2001 primarily due to a 13 percent increase in service plan billings in 2002 compared to 2001. Consulting revenue during the first nine months of 2002 increased $611 over the comparable period in 2001, primarily due to an expansion of our consulting practice and a large consulting engagement related to a software order in the fourth quarter of 2001. For the nine months ended September 30, 2002, training revenue declined 24 percent, or $269 compared to the first nine months of 2001, primarily due to lower software license revenue in 2002.

Cost of Revenue. For the three months ended September 30, 2002, cost of revenue, as a percentage of net revenue, increased over the same period in 2001, primarily due to an increase in royalties and amortization of capitalized software development costs. Royalty costs for the three months ended September 30, 2002 increased $353 over the same period in 2001, primarily because of increased royalties related to the SQL database engine embedded into our software products.

Amortization of capitalized software development costs increased $84 to $394 for the three months ended September 30, 2002 compared to $310 for the same period in 2001. This increase was due to increased amortization as a result of the release of new products introduced in 2002, primarily our Project Management and Buyout applications which were released in August 2002.

For the nine months ended September 30, 2002, cost of revenue, as a percentage of net revenue, increased over the comparable period in 2001, primarily due to an increase in amortization of capitalized software development costs and royalty costs. Amortization of capitalized software development costs increased $507 to $1,319 for the nine months ended September 30, 2002 compared to $812 for the same period in 2001. Part of the increase is due to the amortization of capitalized software costs on new products released in 2002, which increased our amortization expense by $271 during the first nine months of 2002. Additionally, during the second quarter of 2002, we determined that we could combine the feature set of our two service products into one code set, thereby saving significant future development costs of maintaining two separate products. Eliminating one of these products resulted in a $300 write-off of unamortized capitalized software costs during the nine months ended September 30, 2002. Royalty costs for the nine months ended September 30, 2002 increased $676 over the same period in 2001. As mentioned above, the increased royalties was primarily for royalties related to the SQL database engine embedded into our software products.

Operating Expenses. Operating expenses increased $138, or 1 percent to $13,367 for the three months ended September 30, 2002 from $13,229 for the same period in 2001. Capitalized software development costs, which reduce our operating expenses, amounted to $398 in the third quarter of 2002 compared to $1,170 in the third quarter of 2001. Excluding the amount of software development costs capitalized, operating expenses in the third quarter of 2002 decreased $634 from the third quarter last year. Operating expenses in the current period included a one-time charge of $420 related to a reduction in force in August, which was partially offset by $239 in reduced personnel costs for a portion of the current quarter as a result of this action. The reduction in force is expected to reduce our personnel costs by approximately $480 per quarter commencing in the fourth quarter of 2002. Most of the other reduction in operating expenses was due to the cost reduction measures we implemented in November 2001, which included a small reduction in force, an across-the-board wage reduction, the subleasing of some office space we are currently leasing, and other cost saving measures. In 2001, we also incurred outside consulting expenses related to the re-engineering of our product development process, which we did not incur in 2002.

For the nine months ended September 30, 2002, operating expenses decreased 1 percent to $38,353 from $38,581 for the same period in 2001. Capitalized software development costs, which reduce our operating expenses, amounted to $2,085 in the nine month period ended September 30, 2002 compared to $3,706 in the same period of 2001. Excluding the amount of software development costs capitalized, operating expenses for the first nine months of 2002 decreased $1,849 compared to the same period a year ago. The reduction in expenses was primarily due to the same reasons discussed above.

For the three month and nine month periods ended September 30, 2002, client services expenses decreased primarily due to lower personnel and training costs and lower outside service costs. As a percentage of service fee revenue, client services expenses declined to 36 percent for the three months ended September 30, 2002 compared to 41 percent in the same period for 2001. For the nine months ended September 30, 2002, this percentage was 35 percent compared to 43 percent for the comparable period in 2001.

For the three month and nine month periods ended September 30, 2002, product development expenses decreased compared to the same periods in 2001, primarily due to the wage reduction last November, a reduction in the usage of contract developers and lower expenses for outside consultants assisting in the re-engineering of our product development process. For the three and nine month periods ended September 30, 2002, outside consultants costs associated with the re-engineering project decreased $442 and $695, respectively, compared to the same periods in 2001. Theses decreases were partially offset by lower capitalized software development costs in 2002 compared to 2001, as previously mentioned above.

Sales and marketing expenses for the three month and nine month periods ended September 30, 2002 increased compared to the same periods in 2001, both in amount and as a percentage of net revenue. This increase was primarily due to increased expenses related to maintaining a larger direct sales staff in 2002 than in 2001. The expansion of our direct sales staff was primarily due to the establishment of an internal telesales group in July 2001 to sell our software into our user base and the establishment of a direct sales staff in Florida to increase our sales coverage in that state. The internal telesales group has generated a profitable contribution each month since its inception and our direct sales group in Florida also had an increase in software license revenue over the comparable periods in 2001.

General and administrative expenses for the three month and nine month periods ended September 30, 2002 increased over the comparable periods in 2001, primarily due to costs associated with the reduction in force in 2002, and increases in insurance costs, legal and professional services costs and amortization expense. The increase was partially offset by lower personnel costs as a result of the company-wide, across-the-board wage reduction that was instituted in the fourth quarter of 2001.

Provision for Income Taxes. The provision for income taxes is based on our best estimate of the effective tax rate for the year. The effective tax rate utilized for the three month and nine month periods ended September 30, 2002 was 33 percent compared to 30 percent for the same periods in 2001. The effective tax rate is dependent on many factors, including an estimate of the amount of our earnings for the year and the amount of research tax credits. The actual effective tax rate for 2002 may differ from our estimate if the factors used in developing our tax rate vary significantly from our actual operating results.

Capital Resources and Liquidity

We generally meet our liquidity needs through cash generated from operations. For the nine months ended September 30, 2002, net cash provided by operations was $3,365 compared to $3,844 for the same period in 2001. Our cash and temporary investments at September 30, 2002 amounted to $7,183, compared to $9,765 at December 31, 2001. Primary uses of cash during first nine months of 2002 were capitalized software costs amounting to $2,435, purchase of property and equipment amounting to $2,283 and the payment of dividends amounting to $1,406. During the nine months ended September 30, 2002, temporary investments totaling $774 matured and were transferred into our cash balances. Net accounts receivable at September 30, 2002 increased $1,007 compared to December 31, 2001 and DSO (Days Sales Outstanding) at September 30, 2002 amounted to 41, compared to 35 at December 31, 2001. The increase in the accounts receivable balance and DSO's was primarily due to an increase in software billings in September compared to last December. We also received a higher proportion of software orders for the quarter during the month of September than our normal order pattern, causing our receivable balance at the end of September to be abnormally high compared to our revenue for the third quarter of 2002. Other current assets decreased $50 since the end of 2001, primarily due to a decrease in prepaid property taxes and advertising costs. Net capitalized software costs increased $1,115 to $11,835 at September 30, 2002 from $10,720 at December 31, 2001. The increase was due to $2,435 for product development and other related costs on the development of new products, less amortization expense of $1,320 related to costs capitalized on products previously released for distribution. Amortization expense includes the write-off of unamortized capitalized software costs during the second quarter, as previously discussed under "Cost of Revenue." Since June 30, 2002, net capitalized software costs increased only $3.

Accounts payable at September 30, 2002 increased $384 since the end of 2001. Most of this increase was due to an increase in amounts owed for property and equipment purchases. Accrued commissions/royalties decreased $420 since December 31, 2001 primarily due to lower accrued commissions owed to our solution providers on service plan billings. Because these commissions are accrued monthly but paid semi-annually in January and July, the amount of these accrued commissions are highest at the end of June and December. Deferred revenues at September 30, 2002 increased $948 to $17,802 from $16,854 at December 31, 2001, primarily due to an increase in billings for annual maintenance and support service plans. Billings for service plans during the first nine months of 2002 have increased 13 percent over the same period in 2001. Revenue from these service plan billings will be recognized ratably over the service plan period. Accrued employee expenses decreased $303 since December 31, 2001, primarily due to the payment of 2001 expenses accrued at year-end. Income taxes payable also decreased $240 since the end of 2001 primarily due to payment of taxes owed for 2001.

During the first nine months of 2002, we declared three regular quarterly cash dividend totaling $.12 per share, amounting to $1,406. We plan to continue to pay quarterly cash dividends consistent with our capital needs and income levels.

Recent Accounting Pronouncements

Our discussion on recent accounting pronouncements and the effect on our financial statements can be found in the Notes to the Condensed Consolidated Financial Statements.

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

Capitalized software costs. At September 30, 2002, unamortized capitalized software costs amounted to $11,835, representing 23 percent of our total assets. We capitalize software development costs on new software products when technological feasibility has been established and amortize those costs as cost of revenue when the products are released. Judgment is involved in determining when technological feasibility has occurred and in determining whether our estimate of the net realizable value associated with each software product exceeds its unamortized costs. The net realizable value is primarily based on our estimate of future revenue to be generated from each product. Estimating the amount of future revenue involves the consideration of many subjective factors and making judgment as to the effect those factors will have on future revenue. Such factors include the degree to which the product is accepted in the market, how quickly the revenue will be realized, and technological changes that may shorten the useful life of the product or render it obsolete. At September 30, 2002, we believe the net realizable value associated with each product exceeds its unamortized cost. However, should we experience changes in the marketplace and new technological advances that adversely affect our products, a write-down of unamortized capitalized software development costs may be required. During the second quarter of 2002, we determined that we could combine the feature set of our two service software products into one code set, thereby saving significant future development costs associated with maintaining two separate products. We had unamortized capitalized software costs associated with each product. By making the determination that we could combine the feature set of both products into one product, it was appropriate for us to write-off $300 of unamortized capitalized software costs during the second quarter related to the product that we would no longer maintain.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk for changes in interest rates is primarily related to our cash and temporary cash investments balances. Additionally, we have a subsidiary company in Australia, which exposes us to foreign currency fluctuations. We believe that our exposure to changes in interest rates and foreign currency fluctuations are not material to our operating results or cash flows. There has not been any material change in the market risk disclosures contained in our Annual Report on Form 10-K for the year ended December 31, 2001.

Item 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) as of a date within 90 days prior to the filing of this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms.

Subsequent to the date of this evaluation, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls.
Item 6. Exhibits and Reports on Form 8-K
(a)

Exhibits

Exhibit 10.1 Amended and restated Key Executive Retention Agreement dated as of July 16, 2002 between Registrant and Curtis L. Peltz

Exhibit 10.2 Form of Key Executive Retention Agreement dated as of July 16, 2002 between Registrant and certain Senior Management

Exhibit 99.1 Certification of the Chief Executive Officer

Exhibit 99.2 Certification of the Chief Financial Officer

(b)

Reports on Form 8-K

On July 17, 2002, we filed a Form 8-K pursuant to Item 9. Regulation FD Disclosure, attaching our press release regarding summary financial results for the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIMBERLINE SOFTWARE CORPORATION (Registrant)
Date: November 13, 2002	/s/ Curtis L. Peltz Curtis L. Peltz President and Chief Executive Officer
Date: November 13, 2002	/s/ Carl C. Asai Carl C. Asai, Sr. Vice President, Finance (Chief Financial Officer)

CERTIFICATION OF THE QUARTERLY REPORT AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Curtis L. Peltz, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Timberline Software Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: November 13, 2002	/s/ Curtis L. Peltz Curtis L. Peltz President and Chief Executive Officer

CERTIFICATION OF THE QUARTERLY REPORT AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Carl C. Asai, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Timberline Software Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: November 13, 2002	/s/ Carl C. Asai Carl C. Asai, Sr. Vice President, Finance (Chief Financial Officer)

Exhibit 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Timberline Software Corporation (the "Company") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Curtis L. Peltz, President, Chief Executive Officer and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Curtis L. Peltz
 Curtis L. Peltz
President and Chief Executive Officer

November 13, 2002

Exhibit 99.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Timberline Software Corporation (the "Company") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Carl C. Asai, Sr. Vice President, Finance (Chief Financial Officer) of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Carl C. Asai
 Carl C. Asai
Sr. Vice President, Finance
(Chief Financial Officer)

November 13, 2002

EXHIBIT 10.1

KEY EXECUTIVE RETENTION AGREEMENT

This Agreement is dated effective as of July 16, 2002 and amends and restates an earlier agreement dated effective as of April 24, 2001 (the "Prior Agreement") and is entered into by and between Timberline Software Corporation, an Oregon corporation ("TIMBERLINE") having its principle place of business at 15195 NW Greenbrier Parkway, Beaverton, Oregon and Curtis L. Peltz (the "Executive").

Recitals

WHEREAS, TIMBERLINE considers the retention of its chief executive officer to be essential to protecting and enhancing the best interests of TIMBERLINE and its shareholders; and

WHEREAS, the Executive has made and is expected to make, due to Executive's intimate knowledge of the business and affairs of TIMBERLINE, its policies, methods, personnel and problems, a significant contribution to the profitability, growth and financial strength of TIMBERLINE; and

WHEREAS, TIMBERLINE, as a publicly held corporation, recognizes that the possibility always exists that a Change in Control may occur and that such possibility, and the uncertainty and questions which it may raise, particularly for that person serving as the chief executive officer of a publicly held corporation, may result in the departure or distraction of the Executive in the performance of the Executive's duties to the detriment of TIMBERLINE and its shareholders; and

WHEREAS, Executive is willing to remain in the employ of TIMBERLINE upon the understanding that TIMBERLINE will provide income security if a Change of Control occurs under certain terms and conditions set forth in this Agreement; and

WHEREAS, it is in the best interests of TIMBERLINE and its shareholders to reinforce and encourage the continued attention and dedication of the Executive, to his assigned duties without distraction and to ensure the continued availability to TIMBERLINE of the Executive in the event of a Change in Control.

Agreement

THEREFORE, in consideration of the foregoing and other respective covenants and agreements of the parties herein contained, the parties hereto agree as follows:

1. Definitions. As used herein:

    Change in Control means and is limited to a transaction of series of related transactions (including open-market purchases) pursuant to which a "person" (as such term is used in Section 13(d) of the Securities Exchange Act of 1934 as amended) becomes the beneficial owner (as such term is used in Section 13(d) of the Securities Exchange Act of 1934, as amended) of either:

    (i) at least fifty percent (50%) of the combined voting power of TIMBERLINE's then outstanding securities; or

(ii) at least twenty percent (20%) of the combined voting power of TIMBERLINE's then outstanding securities, followed by a change of a majority of the members of the Board of Directors.

    Board of Directors means:

    (i) individuals who on the date hereof constitute the Board of TIMBERLINE, and

    (ii) any new director who subsequently was elected or nominated for election by a majority of the directors who held such office immediately prior to a Change in Control.

    Base Salary means the Executive's annual salary as of the Change in Control, excluding performance or other bonuses.

    Cause means, and is limited to:

    (i) the conviction of the Executive by a court of competent jurisdiction for felony criminal conduct or criminal conduct involving moral turpitude,

    (ii) dishonesty, gross negligence, or deliberate misconduct by the Executive in the performance of his duties to TIMBERLINE where such action results in material financial harm to TIMBERLINE,

    (iii) willful and material breach of any agreement between the Executive and TIMBERLINE which continues uncorrected for thirty days following written notice of such breach from TIMBERLINE to the Executive,

    (iv) inappropriate personal conduct by the Executive which materially damages the reputation, good name or financial viability of TIMBERLINE which continues uncorrected for thirty days following written notice from TIMBERLINE to the Executive, or

    (v) participation by the Executive for his personal benefit in the affairs of an entity that is a competitor of TIMBERLINE that continues for thirty days following written notice from TIMBERLINE to the Executive.

    Good Reason means, and is limited to:

(i) a reduction in the duties or the scope of responsibility of the Executive below being primarily responsible for all of TIMBERLINE's product as of the time of the Change in Control but not if such reduction results from a shift of administrative responsibilities or title,

(ii) a reduction in the Executive's annual salary, or

(iii) the relocation of the Executive, without the Executive's consent, to a primary place of employment outside of the Portland, Oregon metropolitan area or the assignment to the Executive of duties that require the Executive to travel outside of the Portland, Oregon metropolitan area more frequently or for greater lengths of time than the Executive normally traveled at the time that this Agreement was entered into but only if such travel results in a significant burden to the Executive.

2. Term of Agreement. This Agreement shall commence on the date hereof and shall continue in effect until the earlier of (A) the date that any and all benefits due to Executive under this Agreement upon the happening of the events set forth herein have been paid and satisfied and all obligations of TIMBERLINE to the Executive have been performed or (B) the date the Executive and TIMBERLINE agree in writing to terminate this Agreement.

3. Payments upon the Occurrence of a Change in Control. Upon the occurrence of a Change in Control, TIMBERLINE shall pay to the Executive the amounts described below.

One hundred percent (100%) of his annual Base Salary as follows:

(i) Fifty percent (50%) upon the occurrence of the Change of Control, and

(ii) Fifty percent (50%) paid in equal monthly payments over the twelve months following the Change in Control.

4. Contingent Payments Following the Occurrence of a Change in Control. Following the occurrence of a Change in Control, TIMBERLINE shall, subject to the conditions describe below, pay (in addition to the amounts provided for by Section 3 above) to the Executive the amounts described below:

Two hundred percent (200%) of his annual Base Salary as follows:

(i) If the Executive continues to work for TIMBERLINE for the twenty-four months following the Change in Control, in one lump-sum payment at the end of such period, or

(ii) If the Executive's employment with TIMBERLINE is terminated either without Cause or with Good Reason, in equal monthly payments from the date of such termination through the end of the twenty-four month period following the Change in Control.

In addition to the further payments described in this Section 4, TIMBERLINE shall pay the premium on the COBRA continuation of health insurance coverage for the Executive for so long as the Executive is entitled to receive payments under this Section 4, including for the entire month in which the last such payment is to be made ("Health Benefits").

It is understood and agreed that the Executive is not entitled to receive the Health Benefits if the Executive's employment is terminated for any reason prior to the occurrence of a Change in Control or if the Executive's employment is terminated for any reason on or after the 24-month anniversary of the occurrence of a Change in Control.

Upon the first occurrence of any Change in Control, any stock options granted to the Executive that are unvested as of the occurrence of such Change in Control shall become fully vested.

The Executive shall forfeit the right to the receive any further payments described in this Section 4 if:

(i) The Executive's employment in terminated by TIMBERLINE for Cause;

(ii) The Executive terminates his employment by TIMBERLINE without Good Reason, or

(iii) The Executive breaches any of the non-solicitation and confidentiality provisions contained in Section 9 of this Agreement.

5. Termination of Executive's Employment by Reason of Death or Disability. In the event of the Executive's death or disability during the Term of this Agreement but prior to the occurrence of a Change of Control, this Agreement shall terminate and the Executive shall only be entitled to such benefits provided under any policy, plan or program governing death or disability maintained by TIMBERLINE and covering the Executive. The determination of disability and the amount and entitlement of benefits shall be governed by the terms of such policy, plan or program. In the event of the Executive's disability, the Executive's Date of Termination shall be the date on which Executive becomes unable, by reason of physical or mental disability, to perform the services required of him for his position, even with reasonable accommodation, for the period of time indicated in TIMBERLINE's group long term disability plan (in which the Executive is a participant) during which a participant must be disabled before benefits become payable. In connection with the Executive's termination due to disability, a qualified physician must certify the disability and TIMBERLINE shall at all times comply with the Americans With Disabilities Act and any other applicable disability discrimination law. In the event of the Executive's death or disability following the occurrence of a Change of Control, the termination of Executive's employment shall for purposes of this Agreement be treated the same as if TIMBERLINE had terminated the Executive's employment without cause and all amounts due under this Agreement shall be paid to the Executive or his estate, representative or heirs as such amounts become due.

6. Additional Benefits. The benefits provided to the Executive under this Agreement are intended to be in addition to and supplement any benefits to which the Executive may otherwise be entitled to receive under any retirement, pension, profit sharing, stock option, stock incentive or similar compensation plan provided by TIMBERLINE to its executive officers.

7. Reduction of Payments in order to Avoid Excise Taxes. The amount of any payments otherwise payable by TIMBERLINE to the Executive under this Agreement shall be reduced to the extent that such payments, together with any other payments to be made to the Executive as a result of a Change of Control are determined, in the reasonable determination of the Compensation Committee of TIMBERLINE's Board of Directors to constitute "excess parachute payments" subject to excise tax pursuant to Section 4999 of the Internal Revenue Code of 1986, as may be amended, or any successor or similar provision thereto.

8. No Mitigation. The Executive shall not be required to mitigate the amount of any payment provided for in this Agreement by seeking other employment or otherwise, nor shall the amount of any payment or benefit provided for in this Agreement be reduced by any compensation earned by the Executive as the result of employment by with employer after the Date of Termination provided that the Executive otherwise fully complies with all of the terms and conditions of this Agreement.

9. Restrictive Covenants.

  Non-Solicitation. During his employment and for a period of twenty-four months following the termination of the Executive's employment for any reason, whether initiated by TIMBERLINE or by the Executive, Executive shall not directly or indirectly, employ or solicit, entice, or induce any individual who is an employee of TIMBERLINE at such time to become employed by or provide services to any other person or entity.

  Confidentiality. The Executive further agrees and acknowledges his existing obligation that at all times during and subsequent to his employment with TIMBERLINE, to not disclose or use for any purpose other than furthering the interests of TIMBERLINE any trade secret or confidential information or knowledge pertaining to the business of TIMBERLINE, any of its subsidiaries or any of its customers or suppliers, obtained during his employment by TIMBERLINE or any of its subsidiaries.

10. Successors; Binding Agreement.

  Successors. Any successor to TIMBERLINE (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of TIMBERLINE shall assumed all obligations of TIMBERLINE under this Agreement and shall inure to all rights of TIMBERLINE under this Agreement in the same manner and to the same extent that TIMBERLINE would be required to perform and be entitled to the benefits of this Agreement if no such succession had taken place.

  Binding Agreement. This Agreement shall inure to the benefit of and be enforceable by the Executive's personal or legal representatives, successors, heirs, and designated beneficiaries. If the Executive should die while any amount would still be payable to the Executive hereunder if the Executive had continued to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to the Executive's designated beneficiaries or, if there is no such designated beneficiary, to the Executive's estate.

11. Notice.

  Form and Delivery. All notices and other communications provided for in the Agreement shall be in writing and shall be deemed to have been duly given when delivered or mailed by United States registered or certified mail, return receipt requested, postage prepaid, addressed to the last known residence address of the Executive or in the case of TIMBERLINE, to its principal office to the attention of its corporate Secretary, or to such other address as either party may have furnished to the other in writing in accordance herewith, except that notice of change of address shall be effective only upon receipt.

  Notice of Termination. Any termination of Executive's employment by TIMBERLINE or by Executive shall be communicated by written Notice of Termination to the other party hereto, which shall indicate (I) in the case of termination by TIMBERLINE, either that such termination is with "Cause" as such term is defined in this Agreement or that such terminations is without "Cause", or (ii) in the case of termination by Executive, either that such termination is with "Good Reason" as such term is defined in this Agreement or that such termination is without "Good Reason." Unless the party receiving any Notice of Termination notifies the party who gave such notice within 10 days of receipt of the Notice of Termination that a dispute exists concerning the nature of such termination, the existence or non-existence "Cause" or "Good Reason" shall be conclusive.

12. Arbitration. Any dispute arising under or in connection with this Agreement (including without limitation, the existence of "Cause" or "Good Reason" shall be resolved by final and binding arbitration to be held in Portland, Oregon in accordance with the rules and procedures of the American Arbitration Association. The parties shall select a mutually acceptable single arbitrator to resolve the dispute or if they fail or are unable to do so, each side shall within the following ten business days select a single arbitrator and the two so selected shall select a third arbitrator within the following ten business days and the three arbitrators so selected shall conduct such arbitration with the final arbitrator acting as the chair of the arbitration panel. The arbitrator(s) shall have no power to award any punitive or exemplary damages. The arbitrator(s) may construe or interpret, but shall not ignore or vary the terms of this Agreement, and shall be bound by controlling law. The arbitration award or other resolution may be entered as a judgment at the request of the prevailing party by any court of competent jurisdiction in Oregon or elsewhere.

13. Miscellaneous.

  Modification and Waiver. Except as otherwise specifically provided in this Agreement, no provision of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing and signed by the parties. No waiver by either party hereto at any time of any breach by the other party to this Agreement of, or compliance with, any other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or similar time.

  Entire Agreement. No agreements or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not expressly set forth in this Agreement. This Agreement supercedes in its entirety the terms and conditions of the Prior Agreement and the Prior Agreement shall have no further force or effect.

  Governing Law. The validity, interpretation, construction and performance of this Agreement shall be governed by Oregon law.

  Severability. The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which shall remain in full force and effect.

IN WITNESS WHEREOF, TIMBERLINE, through its authorized agent, and the Executive have executed this Agreement as of the day and date first above written.

THE EXECUTIVE _________________________________________________ Curtis L. Peltz	TIMBERLINE SOFTWARE CORPORATION By:__________________________________________ Carl Asai, Senior Vice President/Finance and Chief Financial Officer

Exhibit 10.2

KEY EXECUTIVE RETENTION AGREEMENT

This Agreement is dated effective as of July 16, 2002 and is entered into by and between Timberline Software Corporation, an Oregon corporation ("TIMBERLINE") having its principle place of business at 15195 NW Greenbrier Parkway, Beaverton, Oregon and ____________ (the "Executive").

Recitals

WHEREAS, TIMBERLINE considers the retention of the Executive to be essential to protecting and enhancing the best interests of TIMBERLINE and its shareholders; and

WHEREAS, the Executive has made and is expected to make, due to Executive's intimate knowledge of the business and affairs of TIMBERLINE, its policies, methods, personnel and problems, a significant contribution to the profitability, growth and financial strength of TIMBERLINE; and

WHEREAS, TIMBERLINE, as a publicly held corporation, recognizes that the possibility always exists that a Change in Control may occur and that such possibility, and the uncertainty and questions which it may raise, particularly for a person serving in the position held by the Executive with a publicly held corporation, may result in the departure or distraction of the Executive in the performance of the Executive's duties to the detriment of TIMBERLINE and its shareholders; and

WHEREAS, Executive is willing to remain in the employ of TIMBERLINE upon the understanding that TIMBERLINE will provide income security if a Change in Control occurs under certain terms and conditions set forth in this Agreement; and

WHEREAS, it is in the best interests of TIMBERLINE and its shareholders to reinforce and encourage the continued attention and dedication of the Executive, to his assigned duties without distraction and to ensure the continued availability to TIMBERLINE of the Executive in the event of a Change in Control.

Agreement

THEREFORE, in consideration of the foregoing and other respective covenants and agreements of the parties herein contained, the parties hereto agree as follows:

1. Definitions. As used herein:

    Change in Control means and is limited to a transaction of series of related transactions (including open-market purchases) pursuant to which a "person" (as such term is used in Section 13(d) of the Securities Exchange Act of 1934 as amended) becomes the beneficial owner (as such term is used in Section 13(d) of the Securities Exchange Act of 1934, as amended) of either:

    (i) at least fifty percent (50%) of the combined voting power of TIMBERLINE's then outstanding securities; or

    (ii) at least twenty percent (20%) of the combined voting power of TIMBERLINE's then outstanding securities, followed by a change of a majority of the members of the Board of Directors.

    Board of Directors means:

    (i) individuals who on the date hereof constitute the Board of TIMBERLINE, and

    (ii) any new director who subsequently was elected or nominated for election by a majority of the directors who held such office immediately prior to a Change in Control.

    Base Salary means the Executive's annual salary as of the Change in Control, excluding performance or other bonuses.

    Cause means, and is limited to:

    (i) the conviction of the Executive by a court of competent jurisdiction for felony criminal conduct or criminal conduct involving moral turpitude,

    (ii) dishonesty, gross negligence, or deliberate misconduct by the Executive in the performance of his duties to TIMBERLINE where such action results in material financial harm to TIMBERLINE,

    (iii) willful and material breach of any agreement between the Executive and TIMBERLINE which continues uncorrected for thirty days following written notice of such breach from TIMBERLINE to the Executive,

    (iv) inappropriate personal conduct by the Executive which materially damages the reputation, good name or financial viability of TIMBERLINE which continues uncorrected for thirty days following written notice from TIMBERLINE to the Executive, or

    (v) participation by the Executive for his personal benefit in the affairs of an entity that is a competitor of TIMBERLINE that continues for thirty days following written notice from TIMBERLINE to the Executive.

    Good Reason means, and is limited to:

    (i) a material reduction in the duties or the scope of responsibility of the Executive below those assigned to the Executive immediately prior to the occurrence of any Change in Control but it is understood and agreed that a change in title or the addition of one or more layers of reporting responsibility between the Executive and the Chief Executive Officer are not, in and of themselves, indicative of a material reduction in duties or the scope of responsibility,

    (ii) a reduction in the Executive's annual salary, or

    (iii) the relocation of the Executive, without the Executive's consent, to a primary place of employment outside of the Portland, Oregon metropolitan area or the assignment to the Executive of duties that require the Executive to travel outside of the Portland, Oregon metropolitan area more frequently or for greater lengths of time than the Executive normally traveled at the time that this Agreement was entered into but only if such travel results in a significant burden to the Executive.
    TIMBERLINE shall include any successor in interest to TIMBERLINE following the occurrence of any Change in Control.

2. Term of Agreement. This Agreement shall commence on the date hereof and shall continue in effect until the earlier of (A) the date that any and all benefits due to Executive under this Agreement upon the happening of the events set forth herein have been paid and satisfied and all obligations of TIMBERLINE to the Executive have been performed or (B) the date the Executive and TIMBERLINE agree in writing to terminate this Agreement.

3. Retention Payment. Upon the six-month anniversary of the first occurrence of any Change in Control, TIMBERLINE shall pay to the Executive a lump-sum payment equal to fifty percent (50%) of his annual Base Salary (the "Retention Payment"); provided, however, that such payment shall only be made if the Executive continues on such six-month anniversary date to be an employee of TIMBERLINE and the Executive has, through such date, complied with the non-solicitation and confidentiality provisions contained in Section 9 of this Agreement.

4. Severance Payments and Other Benefits Following the Occurrence of a Change in Control. If, following the first occurrence of any Change in Control but prior to the 12-month anniversary of the occurrence of such Change in Control, the Executive's employment with TIMBERLINE is terminated either without Cause or with Good Reason, the Executive shall be entitled to receive the difference between (i) one hundred percent (100%) of his annual Base Salary and (ii) the amount of any Retention Payment that the Executive may have received pursuant to Section 3 of this Agreement (the "Severance Payment"). The Severance Payment shall be paid to the Executive in equal monthly installments beginning on the first day of the month following the date of such termination of employment and continuing through the first day of the twelfth month follow such termination.

In addition to the Severance Payments, TIMBERLINE shall pay the premium on the COBRA continuation of health insurance coverage for the Executive for so long as the Executive is entitled to receive Severance Payments under this Agreement, including for the entire month in which the last such payment is to be made ("Severance Health Benefits").

It is understood and agreed that the Executive is not entitled to receive Severance Payments or Severance Health Benefits if the Executive's employment is terminated for any reason prior to the occurrence of a Change in Control or if the Executive's employment is terminated for any reason on or after the 12-month anniversary of the occurrence of a Change in Control.

Upon the first occurrence of any Change in Control, any stock options granted to the Executive that are unvested as of the occurrence of such Change in Control shall become fully vested.

The Severance Payments set forth in this Section 4 shall be forfeited by the Executive if:

(i) The Executive's employment in terminated by TIMBERLINE for Cause;

(ii) The Executive terminates his employment by TIMBERLINE without Good Reason, or

(iii) The Executive breaches any of the non-solicitation and confidentiality provisions contained in Section 9 of this Agreement.

5. Termination of Executive's Employment by Reason of Death or Disability. In the event of the Executive's death or disability during the Term of this Agreement but prior to the first occurrence of a Change in Control, this Agreement shall terminate and the Executive shall only be entitled to such benefits provided under any policy, plan or program governing death or disability maintained by TIMBERLINE and covering the Executive. The determination of disability and the amount and entitlement of benefits shall be governed by the terms of such policy, plan or program. In the event of the Executive's disability, the Executive's Date of Termination shall be the date on which Executive becomes unable, by reason of physical or mental disability, to perform the services required of him for his position, even with reasonable accommodation, for the period of time indicated in TIMBERLINE's group long term disability plan (in which the Executive is a participant) during which a participant must be disabled before benefits become payable. In connection with the Executive's termination due to disability, a qualified physician must certify the disability and TIMBERLINE shall at all times comply with the Americans With Disabilities Act and any other applicable disability discrimination law. In the event of the Executive's death or disability following the first occurrence of a Change in Control, the termination of Executive's employment shall for purposes of this Agreement be treated the same as if TIMBERLINE had terminated the Executive's employment without Cause and all amounts due under this Agreement shall be paid to the Executive or his estate, representative or heirs as such amounts become due.

6. Additional Benefits. The benefits provided to the Executive under this Agreement are intended to be in addition to and supplement any benefits to which the Executive may otherwise be entitled to receive under any retirement, pension, profit sharing, stock option, stock incentive or similar compensation plan provided by TIMBERLINE to its executive officers.

7. Reduction of Payments in order to Avoid Excise Taxes. The amount of any payments otherwise payable by TIMBERLINE to the Executive under this Agreement shall be reduced to the extent that such payments, together with any other payments to be made to the Executive as a result of a Change in Control are determined, in the reasonable determination of the Compensation Committee of TIMBERLINE's Board of Directors to constitute "excess parachute payments" subject to excise tax pursuant to Section 4999 of the Internal Revenue Code of 1986, as may be amended, or any successor or similar provision thereto.

8. No Mitigation. The Executive shall not be required to mitigate the amount of any payment provided for in this Agreement by seeking other employment or otherwise, nor shall the amount of any payment or benefit provided for in this Agreement be reduced by any compensation earned by the Executive as the result of employment with employer after the Date of Termination provided that the Executive otherwise fully complies with all of the terms and conditions of this Agreement.

9. Restrictive Covenants.

  Non-Solicitation. During his employment and for a period of twenty-four months following the termination of the Executive's employment for any reason, whether initiated by TIMBERLINE or by the Executive, Executive shall not directly or indirectly, employ or solicit, entice, or induce any individual who is an employee of TIMBERLINE at such time to become employed by or provide services to any other person or entity.

  Confidentiality. The Executive further agrees and acknowledges his existing obligation that at all times during and subsequent to his employment with TIMBERLINE, to not disclose or use for any purpose other than furthering the interests of TIMBERLINE any trade secret or confidential information or knowledge pertaining to the business of TIMBERLINE, any of its subsidiaries or any of its customers or suppliers, obtained during his employment by TIMBERLINE or any of its subsidiaries.

10. Successors; Binding Agreement.

  Successors. Any successor to TIMBERLINE (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of TIMBERLINE shall assumed all obligations of TIMBERLINE under this Agreement and shall inure to all rights of TIMBERLINE under this Agreement in the same manner and to the same extent that TIMBERLINE would be required to perform and be entitled to the benefits of this Agreement if no such succession had taken place.

  Binding Agreement. This Agreement shall inure to the benefit of and be enforceable by the Executive's personal or legal representatives, successors, heirs, and designated beneficiaries. If the Executive should die while any amount would still be payable to the Executive hereunder if the Executive had continued to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to the Executive's designated beneficiaries or, if there is no such designated beneficiary, to the Executive's estate.

11. Notice.

  Form and Delivery. All notices and other communications provided for in the Agreement shall be in writing and shall be deemed to have been duly given when delivered or mailed by United States registered or certified mail, return receipt requested, postage prepaid, addressed to the last known residence address of the Executive or in the case of TIMBERLINE, to its principal office to the attention of its corporate Secretary, or to such other address as either party may have furnished to the other in writing in accordance herewith, except that notice of change of address shall be effective only upon receipt.

  Notice of Termination. Any termination of Executive's employment by TIMBERLINE or by Executive shall be communicated by written Notice of Termination to the other party hereto, which shall indicate (I) in the case of termination by TIMBERLINE, either that such termination is with "Cause" as such term is defined in this Agreement or that such terminations is without "Cause", or (ii) in the case of termination by Executive, either that such termination is with "Good Reason" as such term is defined in this Agreement or that such termination is without "Good Reason." Unless the party receiving any Notice of Termination notifies the party who gave such notice within 10 days of receipt of the Notice of Termination that a dispute exists concerning the nature of such termination, the existence or non-existence "Cause" or "Good Reason" shall be conclusive.

12. Arbitration. Any dispute arising under or in connection with this Agreement (including without limitation, the existence of "Cause" or "Good Reason" shall be resolved by final and binding arbitration to be held in Portland, Oregon in accordance with the rules and procedures of the American Arbitration Association. The parties shall select a mutually acceptable single arbitrator to resolve the dispute or if they fail or are unable to do so, each side shall within the following ten business days select a single arbitrator and the two so selected shall select a third arbitrator within the following ten business days and the three arbitrators so selected shall conduct such arbitration with the final arbitrator acting as the chair of the arbitration panel. The arbitrator(s) shall have no power to award any punitive or exemplary damages. The arbitrator(s) may construe or interpret, but shall not ignore or vary the terms of this Agreement, and shall be bound by controlling law. The arbitration award or other resolution may be entered as a judgment at the request of the prevailing party by any court of competent jurisdiction in Oregon or elsewhere. The Company shall pay the arbitration fee and the fees and expenses of the arbitrator(s).

13. Miscellaneous.

  Modification and Waiver. Except as otherwise specifically provided in this Agreement, no provision of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing and signed by the parties. No waiver by either party hereto at any time of any breach by the other party to this Agreement of, or compliance with, any other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or similar time.

  Entire Agreement. No agreements or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not expressly set forth in this Agreement. This Agreement supercedes in its entirety the terms and conditions of the Prior Agreement and the Prior Agreement shall have no further force or effect.

  Governing Law. The validity, interpretation, construction and performance of this Agreement shall be governed by Oregon law.

  Severability. The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which shall remain in full force and effect.

IN WITNESS WHEREOF, TIMBERLINE, through its authorized agent, and the Executive have executed this Agreement as of the day and date first above written.

THE EXECUTIVE ________________________________________________	TIMBERLINE SOFTWARE CORPORATION By:_________________________________________________ Curtis L. Peltz, President and Chief Executive Officer