Form 10-K
period 2002-12-31
TIMBERLINE SOFTWARE CORPORATION
filed 2003-03-31
CIK 314436

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2002.
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to ______.

Commission File Number 0-16376

TIMBERLINE SOFTWARE CORPORATION
(Exact name of registrant as specified in its charter)
Oregon (State or other jurisdiction of incorporation or organization)	93-0748489 (I.R.S. Employer Identification No.)

15195 N.W. Greenbrier Parkway, Beaverton, Oregon 97006-5701
(Address of principal executive offices) (Zip code)

(503) 690-6775
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, without par value
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes [ ] No[x]

As of March 19, 2003, 11,797,046 shares of common stock of the registrant were outstanding.

As of June 30, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was $61,365,289.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant's Proxy Statement dated March 21, 2003, prepared in connection with the Annual Meeting of Shareholders to be held on April 29, 2003 are incorporated by reference into Part III of this Report.

PART I

Forward-Looking Statements

In this Form 10-K and in the Management's Discussion and Analysis included in Item 7, we have made certain forward-looking statements. The words or phrases "anticipates," "believes," "expects," "intends," "will continue," "estimates," "plans," "projects," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

Our forward-looking statements are subject to certain risks, trends, and uncertainties that could cause actual results to vary materially from anticipated results, including, without limitation, delays in new product releases, delays in acceptance of our products in the marketplace, failures by our outside vendors to perform as promised, changes in the software operating systems for which our products are written, increased competition, and changes in general market conditions. These factors are discussed in further detail under "Risks and Uncertainties" in our Management's Discussion and Analysis. Should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those discussed herein as expected, believed, estimated, intended, or anticipated. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

Item 1. Business

General

Timberline Software Corporation was incorporated in Oregon in 1979. Originally incorporated under the name Timberline Systems, Inc., we changed our name in 1986. Our corporate headquarters is located in Beaverton, Oregon, and we have a subsidiary office based in Sydney, Australia, for the Asia-Pacific region. Our Website address is www.timberline.com.

We develop, market, and support financial and operations software for the construction and real estate industries. The software is designed to work on stand-alone personal computers or in a network of personal computers or computer workstations. We also provide a range of support services for our clients, including annual maintenance and support service plans, on-site consulting, classroom training, and annual user conferences.

We operate predominantly within the United States of America, but also license our products in other countries, including Australia and Canada. As of December 31, 2002, we believe that approximately 20,000 clients are using our software products. Of these, nearly 12,000 subscribe to one of our maintenance and support service plans.

Our operations are divided into two main segments: software products and software services. For additional information about these operating segments, see Note 6 to our consolidated financial statements for the year ended December 31, 2002.

Software Products

Software license revenue is a major source of our net revenue. In 2002, 2001, and 2000, software license revenue accounted for 36%, 41% and 43% of net revenue for those years, respectively.

Our current software products are designed to operate in Microsoft® Windows® 2000 Professional and Windows XP Professional operating environments for stand-alone personal computers. Timberline's Windows-based software products are also compatible with other Open Database Connectivity (ODBC)-compliant applications. ODBC is a data exchange methodology developed by Microsoft Corporation. Accepted as an industry standard, ODBC allows users to directly access information stored in Timberline data format with other databases, word processing, and spreadsheet programs for greater productivity.

Prior to the introduction of our Windows-based software applications, our product offerings included software that operated in the MS-DOS® operating environment. In 1998, we announced that we would discontinue maintenance of the DOS-based products after 2001. We discontinued maintenance of these software applications in February 2002.

In 2000, we embedded an SQL database engine into our Windows-based software applications. This replaced the proprietary database that we had used in earlier version of our software. We believe this change enabled many of our users, especially those with many concurrent users on the software, to significantly increase their software performance and provide greater integrity of their database.

Timberline has been noted primarily as a provider of Accounting software (composed of construction, property management and service management software) and Estimating software. However, to better respond to the changing needs of our clients who have been asking for an integrated software solution, over the past several years, we have been developing new software and enhancing our current software product offerings to gradually transition from a company that produced separately branded software functions to one that provides a suite of construction and real estate products that spans the entire facility lifecycle. To signify the importance of its direction, Timberline now groups its products and services under the name Timberline® Office.

The facility lifecycle is the evolution of a facility from the time the idea is born to the final disposition of the facility. It begins with the feasibility and design stages and then moves into the engineering, planning and building phases. Once constructed, the facility moves into the phases involving occupation, operations and maintenance. Until recently, our focus has been on providing estimating, accounting and property management products for every phase of the facility lifecycle, other than the feasibility and design phases. With new software products and software product enhancements, we are now moving into those areas and pushing further into the operating phase of the facility lifecycle.

With our transition, some key innovations are taking place. Traditionally, we have focused on individual needs, and the individual's specific function-functions like accounting, estimating, and property management. These strengths remain. Building on our strengths, we have added two key elements.

First, we are enhancing the individual user's ability to connect with other functions. Through fully integrated applications, we are providing a greater ability to share and use common information across functions and departments, both within businesses and with business partners.

Secondly, we have recognized that, while software applications may apply to several industries, each industry nonetheless has specific needs and circumstances. We now acknowledge this uniqueness with our focus on specific industry segments. These segments include commercial and industrial contractors, specialty contractors, electrical and mechanical contractors, residential contractors, real estate managers, real estate developers, owners, and government.

Our applications fall under the umbrella of Timberline® Office, a collection of fully integrated software. From this software collection, we recommend applications that are most appropriate in meeting the specific needs of each industry segment. In addition, our software collection is divided among product suites that include accounting, estimating, procurement, production management, project management, property management, reporting and other tools, and service management. In turn, each product suite has a corresponding set of applications. Each of these product suites is explained below.

Our Accounting suite was Timberline's first product suite developed for the Windows environment with a Graphical User Interface (GUI). It was released in October 1992. We designed this line of software specifically to handle the accounting and management information needs for medium to large-sized construction companies and for other users with more advanced accounting and management information requirements. We believe we were the first major software company to develop software for construction companies using the advanced capabilities of the Windows operating environment.

We designed our accounting suite around a core set of applications, such as Accounts Payable, Cash Management, General Ledger, Financial Statement Designer, Payroll, and Job Cost. These applications are fully integrated, allowing for data entered into one application to be accessed and entered electronically into another application.

Since the initial release of our Windows-based Accounting products, we have released additional applications to help meet the industry-specific needs of businesses in construction and real estate. These applications include Equipment Cost software in 1995, which is critical to equipment-intensive construction companies, Accounts Receivable and Contracts application in December 1997, and a Billing software application in May 1998.

Our Estimating product suite enables estimators to compile bids on construction projects based on certain parameters such as architectural design, building materials required, and material and labor costs. In 1987, we introduced our collection of integrated estimating software applications, then named Precision Estimating. The collection is currently designed around two core estimating products--Estimating Standard, and Estimating Extended. Estimating Standard, released in 1996, replaced the Company's older entry- and mid-level DOS-based estimating products. Designed specifically for Microsoft Windows, this estimating software allows an estimator to make fast, accurate estimates on software that we believe is fairly easy to learn and to use, while taking advantage of Windows-based technology. Estimating Extended offers a more comprehensive and sophisticated approach to the estimating process, from the first conceptual estimate to the final bill of materials. In September 1997, we released a completely re-designed, Windows-based version of Estimating Extended to replace the older DOS version.

To complement our estimating software products, we also license databases and other software we have developed and those developed by others, which allow estimators to be more productive and to develop more comprehensive estimates. The core estimating product also interfaces with our Job Cost accounting and Project Management applications. Through interfaces we have developed, the core estimating products can be linked to scheduling software developed by Microsoft and Primavera Systems, Inc.

In June 2000, we released Palm Estimating, our first application for hand-held personal digital assistants, or "PDAs." This application enables estimators to use a PDA to take off key project information at the job site and then synchronize the device with the Company's desktop estimating software to quickly generate a detailed estimate.

In January 2001, we released a conceptual database product that allows quick estimates on new projects using parametric input. In June 2001, we released Model Estimating, which uses detailed databases and simple interview-like questions to create detailed conceptual estimates and various what-if scenarios for facility and financial planning purposes.

In February 2002, we released our CAD Integrator product. This is the first construction estimating software to incorporate the Industry Foundation Classes (IFC) standard. This standard enables data exchange with any IFC-compliant software application. The CAD Integrator electronically reads the IFC data into our Estimating Extended application and creates a cost estimate very quickly. No manual entry of quantity values or use of a digitizer is required. In November 2001, the Toronto (Canada) Construction Association presented its 2001 Innovative Product/Technology Award to us for the development of CAD Integrator.

In May 2002, we released our Construction Knowledgebase. As the first product of its kind, the Construction Knowledgebase contains pre-built construction models, a comprehensive list of Smart Assemblies™, and incorporates RSMeans Cost Data content and pricing for more than 700 cities and 20,000 items.

Our Procurement product suite was initially comprised of our Purchasing and Inventory applications, which we released at the end of 1999. In August 2002, we added an important procurement application called Buyout. This application allows companies working with our Estimating application to quickly and accurately turn detailed estimates into Requests for Quotes (RFQs) and purchase orders. Companies are able to take advantage of material and subcontract items in cost estimates to solicit prices from potential suppliers and subcontractors, issue purchase orders, and automatically transfer the commitments to Job Cost, Purchasing and Inventory applications.

In August 2000, we released our Service Management product suite. These applications, bundled with our current construction accounting applications, allow us to meet the service dispatching needs of specialty contractors, primarily electrical and mechanical contractors. The specialty contractor area is a significant segment of the construction industry, for which, until the release of the above applications, we were unable to provide a complete accounting solution.

Additionally, in August 2002, we released our Project Management product suite. With the release of our Project Management software application, we are addressing a growing need that our users are requesting - integration of software applications. With Project Management, our clients can now access cost and project information in real time through a central database. This central database eliminates the need for redundant data entry and simplifies the flow of information between Project Management, Accounting, and Estimating.

Data from accounting and estimating applications are required to enable project managers to effectively perform their project management function. However, in many cases, there was not an efficient way of reporting that information to project managers because the accounting, estimating and project management software had little or no integration with each other. There are many vendors who provide software for the construction and real estate industries. However, many vendors supply only accounting software, estimating software, property management or project management software; none provide all four. This results in customers having to manually re-enter accounting and estimating data into their project management software, or rely on a data import tool.

Our Property Management software suite is an accounting and management information system used by managers of residential and commercial properties. In March 1997, we released our main application, Property Management, a lease-based accounting software suite of products that we designed to work on the Microsoft Windows platform. Unlike traditional, tenant-based or unit-based software programs, we designed our software to focus on the lease document, which allows the software to adapt to many various types of lease arrangements. The software helps provide information to property managers regarding revenues and expenses of various properties and generates financial reports about the properties to the various owners, as well as reports containing other tenants and lease information about the properties.

Since the initial release of our Property Management product suite, we have added additional products to improve its functionality. In September 2001, we released Valuation and Forecasting for property asset managers, real estate firms and facility owners. This software allows companies to model multiple scenarios for their owned or leased-based properties, including valuation, forecasting, lease analysis, investment analysis, and budgeting. Through our integration, clients can exchange their data with our Property Management, General Ledger, and Estimating applications, and with many other Windows-based property management, accounting, or other spreadsheet applications. In July 2002, we released Residential Management, an application specific to the needs of on-site managers, and managers in the home office.

Our Reporting and Other Tools product suite includes Address Book, which we released in August 2002. Address Book pulls together in one location all company-wide contact information for suppliers, subcontractors, and all other business contacts. Other applications in this product suite include applications that retrieve and organize data, such as Inquiry Designer and Report Designer.

Future Software Development

Our goal with Timberline Office is to provide our clients with a fully integrated suite of applications that are backed by world class support. As noted before, our strong Accounting and Estimating applications form the foundation on which we are building our industry-based suite of products. As a further step, we plan to add e-commerce capabilities to our suite of products to provide a fully integrated, collaborative e-commerce solution for companies and organizations in the construction and real estate industries.

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

We are currently developing new functionality to our current product suites, which will enable users of our software to conduct business-to-business e-commerce through Internet portals or directly from desktop to desktop. Our users will be able to communicate and share information with existing and future online construction portals, other software systems, or companies that only have an Internet connection. Using eXtensible Markup Language ("XML") and other new technology, our users will be able to send electronic construction documents that mimic their current paper-based documents to their suppliers, partners and other interested parties. They, in turn, will be able to open, edit and re-send these documents back to the originator of the documents, providing all parties with significant processing efficiencies

Support Services

We also generate a significant portion of our net revenue from service fees. Service fees consist primarily of maintenance and support fees, on-site consulting fees, classroom training fees and sales of training materials.

Clients may purchase annual maintenance and support service plans from us. These service plans allow our users to obtain program changes and enhancements to the software as they are released and to obtain telephone access to our technical support department for answering application-related questions. Commencing in 1998, users who are on our maintenance and support service plans also have Internet access to our online support help available through the web site. Through this service, users have a 24-hour-a-day communication and information tool for self-help services, such as downloading latest versions of software, updates and software patches, and access to a knowledge base to obtain answers to most commonly asked questions.

We also offer consulting services to users who need or request more specialized assistance in the set-up and implementation of our software. In these situations, our professional services group provides such services on-site at the user's offices. Requests for such services are received directly from the client or from referrals from our independent reseller channel. In certain circumstances, we may sub-contract these consulting services to a group of Timberline-certified consultants. This group is composed of independent third party providers who have met or surpassed standards imposed by us of their knowledge of Timberline's software products, industry knowledge, accounting and estimating expertise, communications skills and other relevant factors.

In addition, we also generate fees from training classes to teach users how to efficiently set up and use our software products. The classes are generally held throughout the year at our corporate headquarters or near our offices in the New York and Los Angeles metropolitan areas. Commencing in the latter part of 1998, we curtailed the number of training classes we offered as our independent reseller channel assumed a more active role in providing training classes to users in their own geographic areas. To maintain a high, consistent standard of training to users of Timberline's software and to assist the resellers in conducting training classes, we developed a curriculum of training materials to be used at all Timberline software classes. We generate revenue from the sale of these training materials to our reseller channel.

Service fees are a significant percentage of our total net revenue. In 2002, 2001, and 2000, service fees comprised 62%, 56%, and 54% respectively, of total net revenue. Revenue from our maintenance and support service plans accounted for approximately 86% of our service fee revenue in 2002, 2001 and 2000. We are very committed to maintaining a high level of quality related to our support services. At the end of 2002, 36% of our employees were directly associated with providing client services. In May 2001, our technical support group received Support Center Practices ("SCP") Certification for excellence in providing technical support services to our customers. We believe we are the first estimating and accounting software company to achieve SCP certification. We achieved re-certification in 2002.

Markets

Traditionally, we have focused our sales and marketing efforts primarily toward residential contractors, general contractors, and property managers and developers. However, the introduction of new products in the past three years has enabled us to expand into more phases within the facility lifecycle. Currently, we now produce financial and operations software for commercial and industrial contractors, residential builders, specialty contractors, electrical and mechanical contractors, real estate managers, real estate developers, corporate owners, and government. This industry coverage will allow us to effectively sell our products and services to a broader range of companies and organizations than we were able to in prior years.

With new products released during the past three years, we can serve the needs of companies who own or manage facilities. The release of Model Estimating and Forecasting software has allowed us to target those companies by helping them with their capital budgeting, forecasting and valuation needs, which is part of the feasibility and design phase of the lifecycle. Our work on developing project management products should also strengthen our presence in the lifecycle's planning and building stages. With the release of our Service Management, Purchasing and Inventory applications, we significantly expanded our target market by including the specialty contractor segment of the construction industry. This allowed us to have better coverage in the building phase of the lifecycle, but also enabled us to provide better solutions in the phases involved with occupation, operations and maintenance.

Sales/Distribution

We license our software products and provide related software services primarily in the United States of America. We also license our software products and provide related services in Canada, Australia, and other foreign countries. Revenue from foreign countries comprised less than 6 % of our total net revenue in 2002, 2001 and 2000.

Product distribution is primarily handled by value added resellers, who we refer to as solution providers. We also maintain a direct sales force to complement our solution providers and to handle sales to national accounts, other large companies and to our user base.

We also maintain a telemarketing staff for selling maintenance and support service plans and classroom training to our user base. On-site consulting fees are generated from requests for services from users we sell to directly and from our solution providers.

Unfilled orders for software products at December 31, 2002 and 2001 were not significant. We typically ship our software products within three days of receipt of the order.

Production

The principal materials and components used in our software products are computer media and some user documentation. For each product, we prepare masters of the software on CD-ROM's. Substantially all copies of the software are made by outside vendors. We rely on outside vendors to provide other software-related materials and shipping services.

Competition

The software market is highly competitive and subject to change because of the rapid technological changes in the computer and computer software industry. The number of software vendors with which we compete varies from product to product and from region to region within the United States. We believe we are the major supplier of construction accounting and estimating software in the construction industry and one of the leading suppliers of accounting and management information software in the real estate industry. We believe there are barriers to entry into our segment of the software market. First, the sophisticated software applications we develop require a wide range of programming specialization and industry knowledge. In addition, the nature of the software requires a company of a certain size that is able to support the software, including distribution and training capabilities in a number of geographical regions as well as on-going support, maintenance and upgrade of the software. However, should a decision be made by larger, better-known software developers to enter this segment of the market, some such competitors are considerably larger, more diversified, and have greater financial and other resources and enjoy greater brand recognition for their products than we have.

We believe our emphasis on producing high quality software products that are flexible and user-friendly enables us to compete effectively. In addition, as noted above, our technical support group has received SCP certification, which symbolizes excellence in providing service to customers. We believe this also enhances the marketability of our products.

Product Protection

We regard our software as proprietary and attempt to protect it by relying primarily upon copyrights, trade secret laws, internal nondisclosure agreements and transferability restrictions incorporated into our software license agreements. We provide our software products to users under a perpetual paid-up license agreement. Title to the software applications does not transfer to the user. Program source listings are not released, which we believe further protects unauthorized transfers of our proprietary information, as well as the confidentiality of our trade secrets. We also use a combination of software programming and hardware devices to protect some of our products from unauthorized use or duplication. Despite these restrictions, it may be possible for our competitors or users to copy aspects of our software products or to obtain information which we regard as proprietary. Although our competitive position may be adversely affected by unauthorized use of our proprietary information, we believe that the rapid pace of technological change in the computer and computer software industries makes intellectual property protection of less significance than such factors as the knowledge and experience of our management personnel and our ability to develop, enhance, support and market our products.

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

Research and Development

We are continually in the process of developing new software applications and enhancements to our existing software products in order to meet the changing needs of our users and the marketplace. At the end of 2002, 39 % of our employees were directly associated with product development. Product development expenses (in thousands) were $16,450, $16,332 and $13,254 in 2002, 2001 and 2000, respectively. Of that total, $14,784, $14,290 and $11,522 were incurred in 2002, 2001 and 2000, respectively, on research and development on new software products. An additional $2,143, $4,990 and $4,583, respectively, of product development expenses on new software products were capitalized in those same years.

Employees

At December 31, 2002, we had 498 employees, of which 472 were full-time. None of the employees are represented by unions, or subject to collective bargaining. Our business is heavily dependent on retaining and attracting highly skilled employees. Accordingly, we have an employee benefits program that includes group health, dental, vision, disability and life insurance plans, paid vacations and holidays, leave privileges, employee assistance program and educational reimbursement. We also maintain a 401(k) plan, and a profit sharing plan covering all employees. Additionally, we have stock option and stock incentive plans from which we may grant stock options and other stock incentives to our employees. In 2002, 2001 and 2000, we granted stock options to substantially all of our employees. We believe our relationship with our employees is good. In 2002, we were rated by the Oregon Business magazine as one of the best companies to work for in Oregon.

Item 2. Properties

In October 1998, we moved into our new corporate headquarters located in Beaverton, Oregon. Most of our employees and operations are located in this 89,000 square foot office and production facility, which we constructed on land purchased in 1997.

In July 2000, we entered into a lease for additional office space in close proximity to our corporate headquarters to locate part of our product development group. Under this lease, we are currently leasing about 48,000 square feet. This lease expires in 2011. Commencing in 2002, we subleased about one-half of the space for approximately two years.

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

Item 3. Legal Proceedings

From time to time, we are subject to routine legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of our business. We currently believe that the ultimate amount of liability, if any, for any pending claims will not materially affect our financial position, results of operations or cash flow. However, the ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material negative impact. Regardless of the outcome, litigation can have an adverse impact on us because of defense costs, diversion of management resources and other factors.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Our common stock is traded on the Nasdaq National Market System under the symbol TMBS. The high and low closing prices are as reported by the Nasdaq National Market System.

	2002		2001
	High	Low	High	Low
First Quarter	$7.49	$5.90	$5.31	$3.03
Second Quarter	7.75	5.44	6.25	2.88
Third Quarter	5.36	4.21	6.18	5.00
Fourth Quarter	6.00	3.25	6.55	5.20

As of March 10, 2003, we had 300 shareholders of record. Based upon the requests for proxy material for our 2003 annual meeting of shareholders, we believe there were approximately 4,100 beneficial shareholders as of that date. Cash dividends paid in 2002 and 2001 amounted (in thousands) to $1,876 and $1,867, respectively.

Item 6. Selected Financial Data

(Amounts in thousands, except per share amounts and ratio)

	Year ended December 31,
	2002	2001	2000	1999	1998
Net revenue:
Software license fees	$22,146	$24,452	$22,950	$29,291	$24,786
Service fees	38,049	33,781	28,595	25,673	19,244
Other	1,660	1,709	1,861	2,328	1,917
Net revenue	61,855	59,942	53,406	57,292	45,947
Cost and expenses	59,719	57,912	49,435	41,940	35,172
Operating income	2,136	2,030	3,971	15,352	10,775
Other income - net	313	432	1,006	749	531
Income before income taxes	2,449	2,462	4,977	16,101	11,306
Provision for income taxes	692	611	1,646	5,907	4,112
Net income	$1,757	$1,851	$3,331	$10,194	$7,194
Basic earnings per share	$0.15	$0.16	$0.27	$0.80	$0.58
Diluted earnings per share	$0.15	$0.16	$0.26	$0.78	$0.56
Cash dividends	$1,876	$1,867	$2,015	$1,675	$1,236
Cash dividends per share	0.16	0.16	0.16	0.13	0.10
Total assets	53,303	50,745	48,968	50,347	41,549
Long-term debt	375	-	-	-	5,417
Shareholders' equity	25,244	24,980	25,362	30,167	20,036
Working capital	(4,682)	(3,101)	(33)	8,702	5,500
Current ratio	0.80	0.85	1.00	1.47	1.37

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto.

About Timberline Software Corporation

We develop, manufacture, and license financial and operations software primarily for the construction and real estate industries. We also provide related services to our users, including annual maintenance and support service plans, on-site consulting services, and training. Approximately twenty thousand companies use one or more of our software products.

Results of Operations

(Amounts in thousands, except per share amounts and percentages)

Our results of operations for the years ended December 31, 2002, 2001, and 2000, and the changes on a year-over-year comparison are set forth below:

	Year ended December 31,			Increase (Decrease)		% Increase (Decrease)
	2002	2001	2000	2002 vs. 2001	2001 vs. 2000	2002 vs. 2001	2001 vs. 2000
Net revenue:
Software license fees	$22,146	$24,452	$22,950	$(2,306)	$1,502	(9.4)%	6.5%
Service fees	38,049	33,781	28,595	4,268	5,186	12.6	18.1
Other	1,660	1,709	1,861	(49)	(152)	(2.9)	(8.2)
Net revenue	61,855	59,942	53,406	1,913	6,536	3.2	12.2
Cost and expenses:
Cost of revenue	8,252	6,608	5,994	1,644	614	24.9	10.2
Client services	13,131	14,069	12,459	(938)	1,610	(6.7)	12.9
Product development	16,450	16,332	13,254	118	3,078	0.7	23.2
Sales and marketing	14,103	13,465	11,265	638	2,200	4.7	19.5
General and administrative	7,783	7,438	6,463	345	975	4.6	15.1
Total cost and expenses	59,719	57,912	49,435	1,807	8,477	3.1	17.1
Operating income	2,136	2,030	3,971	106	(1,941)	5.2	(48.9)
Other income	313	432	1,006	(119)	(574)	(27.5)	(57.1)
Income before income taxes	2,449	2,462	4,977	(13)	(2,515)	(0.5)	(50.5)
Provision for income taxes	692	611	1,646	81	(1,035)	13.3	(62.9)
Net income	$1,757	$1,851	$3,331	$(94)	$(1,480)	(5.1)%	(44.4)%

The following table presents our operating statement data expressed as a percentage of net revenue for the years indicated:

	Year ended December 31,
	2002	2001	2000
Net revenue:
Software license fees	35.8%	40.8%	43.0%
Service fees	61.5	56.4	53.5
Other	2.7	2.8	3.5
Net revenue	100.0%	100.0%	100.0%
Cost and expenses:
Cost of revenue	13.4	11.0	11.2
Client services	21.2	23.5	23.4
Product development	26.6	27.2	24.8
Sales and marketing	22.8	22.5	21.1
General and administrative	12.6	12.4	12.1
Total cost and expenses	96.6	96.6	92.6
Operating income	3.4	3.4	7.4
Other income	0.5	0.7	1.9
Income before income taxes	3.9	4.1	9.3
Provision for income taxes	1.1	1.0	3.1
Net income	2.8%	3.1%	6.2%

Net Revenue. Net revenue in 2002 increased over 2001 due to an increase in service fees, which was partially offset by a decrease in software license revenue. Net revenue in 2001 increased 12% over 2000 as we experienced growth in both of the two major components of net revenue - software license revenue and service fees.

Software license revenue in 2002 declined in comparison to 2001 primarily due to the challenging economic environment and uncertainty related to timing of the economic recovery. Because of these factors, we believe some companies delayed their software purchasing decisions and cut back on their technology spending in 2002. Partially offsetting the decrease in software license revenue as a result of the lower demand was additional revenue from new software products and increased revenue from new market segments we have been targeting for growth. In government/owner market segments, we had two significant software orders for our estimating products, for which we did not have similar orders in 2001. In August 2002, we released our Project Management and Buyout applications, which contributed $1,323 in software orders for the year. Also, software license revenue into the specialty contractor segment grew, primarily as a result of the service management applications we introduced in August 2000. The service management applications contributed in generating software orders totaling $3,001 in 2002 compared to $2,455 in 2001.

Software license revenue in 2001 increased 7% over 2000. While we managed to grow our software revenue in 2001, we believe the terrorist-related events on September 11, 2001, and the uncertainty surrounding the recovery of the U.S. economy caused many prospective buyers to delay their purchasing decision, despite our increased marketing and sales efforts. During the first six months of 2001, software license revenue increased 18% over the first six months of 2000. However, during the last six months of 2001, software license revenue decreased 3% from the comparable period in 2000. Our growth in software license revenue in 2001 was mainly due to the introduction of new software products and our entry into new segments of the construction industry.

The introduction of service management applications in August 2000 combined with our introduction of Purchasing and Inventory applications at the end of 1999 enabled us to compete effectively in the specialty contractor area. The service management applications contributed in generating software orders totaling $2,455 in 2001 compared to $1,116 in 2000. Also, in June 2001, we introduced our Model Estimating product and new Digitizer product. The modeling application contributed significantly to our ability to effectively sell to the government and owners/facility managers.

We distribute our software products primarily in the United States through a blended sales channel involving third-party resellers (which we refer to as solution providers) and a direct sales group. Our solution providers accounted for 63%, 71%, and 77% of total software license revenue in 2002, 2001, and 2000, respectively, with the remaining percentage coming from our direct sales group. The increase in the percentage of our software license revenue that came from our direct sales group in 2002 was primarily due to two large software licensing arrangements by our direct sales group during the second half of 2002 into the government/owner market. International software license revenue accounted for 7%, 5%, and 7% of total software license revenue in 2002, 2001, and 2000, respectively. We have no single customer that accounted for more than 10% of our net revenue.

Service fee revenue is comprised primarily of recurring fees from annual maintenance and support service plans and fees for consulting and training. We invoice our users for twelve-month service plans and recognize that revenue ratably over the service plan period. Because revenue from our service plans is generated from our entire customer base and not just from new users added during the year, the revenue from service plans does not necessarily fluctuate correspondingly with the increase or decrease in our yearly software revenue. Revenue from our service plans amounted to $32,930, $29,099, and $24,455 in 2002, 2001, and 2000, respectively. This represents about 86% of our total service fee revenue for those years. Service plan revenue increased 13% in 2002 over 2001, and increased 19% in 2001 over 2000. The increases in revenue from service plans in 2002 and 2001 were both due to an increase in the number of users on a service plan and an increase in prices related to our service plan offerings. Consulting and training revenue increased 9% in 2002 over 2001, and increased 13% in 2001 compared to 2000. The level of consulting and training revenue is closely tied to our U.S. software license revenue. As a percentage of our U.S. software license revenue, consulting and training revenue increased to 25% in 2002 from 20% in 2001, and 19% in 2000. The increase in this percentage in 2002 is primarily due to an increase in the amount of software revenue generated by our direct sales group, which is the primary source for generating most of our consulting revenue.

Cost of Revenue. Cost of revenue consists primarily of royalties paid to outside developers, amortization of capitalized software development costs, software documentation, assembly and shipping costs, and outside costs for training and consulting. Cost of revenue increased in both 2002 and 2001 over the previous year in absolute amounts. The increase in 2002 was primarily due to a $932 increase in royalties and an $822 increase in amortization of capitalized software costs and purchased software. The increase in royalties was primarily due to increased royalties associated with an embedded SQL database engine. The increase in amortization of capitalized software costs and purchased software was primarily due to amortization of capitalized software development costs on new products released in 2002, such as our Project Management and Buyout applications. Additionally, we wrote off $300 of unamortized capitalized software costs in June 2002. At that time, it was determined that we could combine the feature set of two of our service products into one code set, thereby saving significant future development costs of maintaining two separate products. The write-off relates to the service product that we no longer offer to our users.

The increase in cost of revenue for 2001 was primarily due to a $428 increase in royalties paid to outside developers on our software products, an $84 increase in costs related to the shipment of software updates to users on service plans and a $45 increase in consulting costs. The increase in royalties was primarily due to increased royalties associated with an embedded SQL database engine. The other two increases were primarily due to volume increases related to the number of customers to which we provide services for service plans or consulting engagements.

Operating Expenses. Operating expenses amounted to $51,467, $51,304, and $43,441 in 2002, 2001, and 2000, respectively. These expenses increased less than 1% in 2002, and increased 18% in 2001 over the previous year. As a percentage of net revenue, operating expenses amounted to 83% in 2002, 86% in 2001, and 81% in 2000. Excluding the effect of software development costs capitalized, which reduced our operating expenses for each of those years, our gross operating expenses were $53,610 in 2002, $56,294 in 2001, and $48,024 in 2000. The decrease in our gross operating expenses in 2002 compared to 2001 was primarily due to a reduction in personnel costs. In November 2001, as a result of downturn in the U.S. economy and the uncertainty surrounding the timing for its recovery, we made a concerted effort to reduce our operating expenses by imposing a small reduction in force and a 4% across-the-board wage reduction. In August 2002, we had a 6% reduction in force and required employees to take three days of unpaid leave during the remainder of 2002. Partially offsetting the cost reductions was a one-time severance cost of $400 resulting from the reduction in force in August. The increase in our gross operating expenses in 2001 over 2000 was primarily due to a $6,379 increase in personnel costs as a result of the additional employees added in 2000 and the first half of 2001. Additionally, we incurred higher rent and outside service costs in 2001, which in total, increased $1,117 over 2000.

Client services expenses decreased in 2002 compared to 2001 and as a percentage of service fee revenue, declined to 35% from 42% in 2001. The decrease in this area was primarily related to personnel costs as a result of the actions noted above. Although personnel costs decreased $676 from a year ago, the overall quality of service to our users remained at a high level as we increased efficiencies in our call center processes to handle the increase in call volume.

Other reductions in this area were phone costs, which were lower by $173, primarily due to lower phone rates from a new contract with a telecommunication provider, and outside service costs, which were lower by $109 due to a reduction in the amount of outside consulting services for improving our call center processes. The increase in 2001 over 2000 was primarily due to an increase in personnel costs in order to manage and service the increased volume of technical support calls from our user base, as well as improving the quality of support services being provided. The call volume to our client services group increased 18% in 2001 over the previous year. The average number of employees in client services increased 14% to 198 in 2001 from 174 in 2000. The increase in personnel costs accounted for $1,671 of the increase in client services expenses in 2001 over 2000. As a percentage of service fee revenue, client services expenses decreased to 42% in 2001 from 44% in 2000.

Product development expenses represent cost for research and development on new software products as well as enhancements and ongoing updates to our existing software products, less the amount of development costs capitalized with respect to new products. Product development expenses, net of capitalized software development costs, increased slightly in 2002 over 2001. However, excluding the amount of software development costs capitalized, product development expenses decreased $2,729 over the previous year. Of this decrease, $2,172 was due to lower outside service costs, primarily due to lower utilization of contract developers and $685 less in consulting costs associated with the re-engineering of our product development process. We also had a $496 decrease in personnel costs as a result of the reduction in force and the across-the-board wage reduction mentioned above. These reductions were partially offset by an increase in severance costs in 2002 by $152. Comparing 2001 to 2000, product development expenses increased primarily due to an increase in personnel and the additional use of outside contract developers to maintain and enhance our growing number of software products. Cost for personnel and outside contract developers, net of capitalized software development costs, increased $1,875 in 2001 over 2000. Additionally, in 2001, we spent $877 for outside consultants to assist us in re-engineering our product development process.

We believe the amount of development costs to be capitalized in 2003 will be significantly less than the amount capitalized in 2002 and 2001. With the release of our Project Management and Buyout applications in August 2002, we have completed the new products required for the release of Timberline® Office, our fully integrated suite of software products for the markets we serve. We believe the cost reduction measures that took place at the end of 2001 and during 2002 will offset most of the additional expense as a result of capitalizing less development costs in 2003.

Sales and marketing expenses increased in 2002 over 2001, and as a percentage of net revenue, showed a slight increase. Sales expenses in 2002 increased $968 over 2001, of which $634 was related to personnel costs. We increased our sales staff in 2002 by six and had a $241 increase in commission expense. Most of the increase in commission expense resulted from an increase in software revenue from our direct sales and telesales groups, which increased $1,204, or 22% over the prior year. In addition, travel and phone expenses increased by $102, primarily due to the increase in personnel, and we incurred $183 additional sales-related expenses in Florida, which we now are covering exclusively with our direct sales staff. Partially offsetting the increase in sales expenses was a $330 decrease in marketing expenses in 2002 from 2001. Of this decrease, $246 was due to lower personnel costs as a result of the personnel cost reduction measures mentioned above. We also incurred $235 less in our overall trade show costs as we cut back on the number of trade shows we attend. This was partially offset by $165 in higher commissions to our solution providers related to our service plans billings, which increased 13% in 2002 over 2001.

Comparing 2001 to 2000, sales and marketing expenses both increased over the prior year. Marketing expenses in 2001 increased $1,310 over 2000, primarily due to an increase in our lead development efforts to generate more leads and referrals to our solution provider channel and our direct sales group. As a result, we incurred additional expenses for telemarketing personnel, outside telemarketing services, direct mail campaigns and trade show costs. Marketing expense also increased due to increased commissions paid on service plans. In 2001, sales expenses increased $890 over the previous year. Most of this increase was attributed to an increase in personnel costs. We added to our direct sales group to increase our ability to sell directly to prospective customers in certain areas within the U.S. and established a telesales group during 2001 to sell additional software applications to our user base. Software revenue from our direct sales and telesales groups increased $1,753, or 34% over the prior year.

General and administrative expenses increased in 2002 over 2001 due to a number of factors: depreciation expense increased $121 primarily due to an increase in internal information system expenditures; insurance expense increased $188 primarily due to general market increases in the insurance industry; legal fees increased $173 primarily due to an increase in new agreements, and contracts and legal costs associated with human resources-related matters; $115 increase in severance costs related to the reduction in force; and investor relations costs increased $63 as a result of being more proactive in making presentations to potential investors and the investment community. These increases were partially offset by a $327 reduction in personnel costs as a result of the cost reduction measures mentioned above. In comparing general and administrative expenses for 2001 to 2000, personnel costs increased $570, depreciation expense increased $118, and outside service costs increased $143, all primarily in the internal information systems area as we significantly expanded our capabilities in this area. Legal fees also increased $129 over the prior year due to an increase in new agreements and contracts.

Other Income. Other income is primarily composed of interest income on cash and cash equivalents and temporary investments. Other income decreased in 2002 and 2001 compared to the prior year, primarily due to lower interest rates and a decrease in the average amount of cash and temporary investments invested in interest-bearing instruments compared to the prior year.

Provision for Income Taxes. The Company's effective tax rate was 28%, 25%, and 33% in 2002, 2001, and 2000, respectively. The increase in the effective tax rate in 2002 was primarily due to lower research tax credits. The effective tax rate for 2001 was lower than 2000 primarily due to a decrease in our pre-tax earnings in 2001 and a greater effect of the research tax credit on our effective tax rate. For more information about the provision for income taxes, see Note 5 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

(Amounts in thousands, except per share amounts and percentages)

We meet our liquidity needs through cash generated from operations. Net cash provided by operations was $8,021 in 2002, compared to $7,635 and $8,809 in 2001 and 2000, respectively. The increase in cash provided by operations in 2002 compared to 2001 was primarily due to an increase in the amount of non-cash charges included in our cost and expenses for 2002. The decrease in cash provided by operations in 2001 compared to 2000 was primarily due to the decrease in our profitability in 2001.

Our financial position continues to be strong. Cash and cash equivalents and temporary investments amounted to $10,339 at December 31, 2002, representing 19% of our total assets. These cash resources increased $574 during 2002, primarily due to an increase in cash provided by operations.

Capital expenditures amounted to $2,782, $2,520, and $3,857 in 2002, 2001, and 2000, respectively. A certain level of capital expenditures is required each year for the purchase of computers for new employees, periodic upgrades of existing computers for employees, expansion of the Company's telecommunication system, and hardware purchases for our internal information system. Additional capital expenditures are spent each year for various special projects. In 2002, we spent $1,047 related to the expansion of our corporate offices. These expenditures enabled us to vest our master development plan of our corporate properties with the local government. This vesting will allow us to develop the property for future expansion when and if we determine such expansion is warranted. In 2001, we purchased additional software to expand the capabilities of our internal information system, amounting to $505. In 2000, there were additional capital expenditures for work related to the design of the future development of the Company's corporate properties amounting to $509, and productivity software for our client services group amounting to $276. Capital expenditures were relatively high in 2000 compared to 2002 and 2001, primarily due to the significant amount of new hires in that year, resulting in additional capital expenditures for furniture and computers.

Accounts receivable - net at December 31, 2002, increased 4%, or $240, since the end of 2001 to $6,336. The increase was primarily due to an increase in software and service plans billings during the month of December 2002 compared to the previous December. The accounts with our customers remain very current with DSOs (Days Sales Outstanding) in accounts receivable decreasing to 32 days at the end of 2002 from 35 days at December 31, 2001.

Other receivables decreased $327 during 2002 to $185 at the end of 2002. This decrease was primarily due to the reimbursement of $234 of leasehold-related expenses that was accrued at the end of 2001 and a $45 decrease in accrued interest.

Purchased software represents unamortized costs related to software acquired for resale to our customers. Previously, this amount was included in capitalized software costs, but for better clarity, we have presented these costs separately from capitalized software development costs. Purchased software increased $1,132 to $1,784 at the end of 2002. Most of this increase was due to the acquisition of the Purchasing and Inventory applications that we license to our customers, which we previously were selling through a royalty arrangement. Amortization related to purchased software amounted to $468 in 2002 and $288 in 2001. The amount of unamortized capitalized software development costs at December 31, 2002, increased $691 during 2002, as we capitalized $2,143 of development costs in 2002, primarily related to the Project Management and Buyout applications, which were released in August 2002. Amortization of capitalized software development costs amounted to $1,451 in 2002 and $809 in 2001. Amortization of capitalized software development costs in 2002 included the write-off of $300 related to a product that is no longer being offered to our customers (see our additional comments under "cost of revenue" above). We believe unamortized capitalized software development costs will decrease over the next several years as the amount amortized to cost of revenue should exceed the amount of capitalized software development costs added during this period.

Other assets increased $326, primarily due to prepaid royalties and distribution rights associated with our Residential Management application.

Income taxes payable increased $605 to $882 at December 31, 2002, primarily due to taxes owed for 2002. Long-term debt, including the current portion of long-term debt, amounted to $750 at December 31, 2002. This debt resulted from our acquisition of the Purchasing and Inventory applications in December 2002.

Deferred revenues, which are comprised primarily of billings related to our annual maintenance and support service plans, increased $1,534 during 2002 to $18,388 at December 31, 2002. This increase was primarily due to the year-over-year increase in service plan billings in 2002 compared to 2001. Because billings for these plans generally cover a twelve-month period, practically all of the deferred revenues at the end of 2002 will be recognized as revenue in 2003.

Deferred income taxes (non-current) decreased $330 during 2002, primarily as a result of an increase in the amount of research tax credit carryforwards. For further analysis of our deferred income tax liability, see Note 5 of Notes to Consolidated Financial Statements.

The following table summarizes our contractual obligations as of December 31, 2002:

Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years

Long-term debt	$750	$375	$375	$-	$-
Operating leases	10,779	1,185	2,379	2,491	4,724
Total	$11,529	$1,560	$2,754	$2,491	$4,724

We believe that our current cash balances and temporary investments, along with future cash generated from operations will be sufficient to meet our short-term operating needs.  Although we do not believe events would occur that would significantly limit our ability to generate cash from operations or require funds in excess of what we have available, should such events occur, we may borrow money against our real properties, seek additional debt or equity financing, or take expense reduction measures to minimize our operating cash flow needs.

We plan to continue to invest significant resources toward product development, which may include internal software development, acquiring new technology or new products that will complement our existing product lines, and other strategic opportunities that arise. Other future cash needs will, or may, include additional investments for equipment for personnel, upgrading and expanding telecommunication and internal information systems, additional expenditures for expansion of the corporate offices, and the payment of cash dividends. We currently pay regular quarterly cash dividends and plan to continue to pay such dividends, consistent with our capital needs, income levels, and long-term dividend policy. Total cash dividends amounted to $1,876, $1,867, and $2,015 in 2002, 2001, and 2000, respectively, or $.16 per share on an annual basis.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite useful lives. Under previous accounting standards, goodwill and intangible assets with indefinite useful lives were assumed to have finite lives and were amortized over a period of time. Under the new standard, these assets are presumed to have indefinite lives, but will be tested annually and adjusted whenever events or circumstances indicate that they have been impaired. We adopted the provisions of SFAS No. 142 on January 1, 2002. It did not have a material impact on our financial position, results of operations, or cash flows.

Also in June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We adopted this pronouncement on January 1, 2003. We do not currently have any retirement obligations with respect to long-lived assets.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This pronouncement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and certain aspects of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This pronouncement retained the method for recording an impairment of long-lived assets established in SFAS No. 121 and provided further implementation guidance on this matter. We adopted the provisions of SFAS No. 144 on January 1, 2002. It did not have any impact on our financial position, results of operations or cash flows in 2002.

In November 2001, the FASB issued Staff Announcement Topic No. D-103 ("Announcement"), "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred." The Announcement stated that reimbursements received for out-of-pocket expenses incurred should be classified as revenue in the statement of operations. We adopted this Announcement on January 1, 2002. Prior to 2002, we recorded reimbursement of out-of-pocket expenses as an offset to those expenses. Commencing in 2002, we classified the reimbursement of out-of-pocket expenses as revenue and the out-of-pocket expenses as cost and expenses. Reclassifications have been made in the consolidated statements of operations for 2001 and 2000 to conform to the 2002 presentation. In comparison to the presentation used prior to 2002, this new classification increased revenue by $2,693, $2,635, and $2,230 for 2002, 2001, and 2000, respectively, and increased total cost and expenses by an equivalent amount for those years. Our adoption of this Announcement had no effect on net income.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This pronouncement generally requires gains and losses on extinguishment of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. We adopted this pronouncement on January 1, 2003; however the adoption of this pronouncement did not have any material impact on our financial position, results of operations, or cash flows.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This pronouncement would require the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of such activities include lease termination costs and certain employee severance costs associated with a restructuring, discontinued operations, or plant closing. We adopted the provisions of this pronouncement on a prospective basis commencing January 1, 2003. The impact of this pronouncement on our financial statements will depend on what, if any, exit or disposal activities we may initiate after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure; an amendment of FASB Statement No. 123." This pronouncement provides alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation as stated in SFAS No. 123, "Accounting for Stock-Based Compensation." It also amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have not adopted SFAS No. 123 for our accounting of stock-based employee compensation and continue to report on this matter under APB Opinion No. 25, "Accounting for Stock Issued to Employees." We have adopted the applicable annual disclosure requirements commencing with our 2002 financial statements and will adopt the applicable disclosure requirements for interim statements commencing January 1, 2003.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires us to select appropriate accounting policies and to continually evaluate such policies to ensure they remain appropriate based on changing conditions and circumstances. Our significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements. We believe our significant accounting policies are reasonable and appropriate. The preparation of our financial statements also requires us to make estimates and assumptions that affect the reported amounts of our assets, liabilities, revenue, cost and expenses, and disclosures related to contingencies. We believe our estimates and assumptions, which are based on historical experience, current conditions, and other matters of judgment, are reasonable and appropriate. However, actual results may differ from our estimates.

We believe the following are the critical accounting policies used in the preparation of our consolidated financial statements.

Revenue recognition. We recognize software license revenue and service plan revenue in accordance with the provisions of Statement of Position 97-2 (SOP 97-2), "Software Revenue Recognition," issued by the American Institute of Certified Public Accountants. Our revenue recognition policy also complies with Staff Accounting Bulletin No. 101 issued by the U.S. Securities and Exchange Commission. Software license revenue is generally recognized upon shipment, provided that we have a signed license agreement, the license fee is determinable, collection is probable, and we have no significant future obligations to the customer related to the software. Service plans for maintenance and support of the software generally cover a one-year period and are billed in advance. Billings for service plans are initially included in deferred revenues and the revenue from these billings is recognized ratably over the service plan period. Other service-related revenue is generally recognized when the services are performed. We also estimate the amount of sales returns and record that amount as a reduction in revenue.

Capitalized software development costs and purchased software. At December 31, 2002, the total amount of unamortized capitalized software costs and purchased software amounted to $12,543, representing 24% of our total assets. Purchased software primarily represents the cost of software applications that were purchased for resale. Capitalized software development costs represent software development costs incurred on new software products after technological feasibility has been established. Both purchased software and capitalized software development costs are amortized to cost of revenue when the products are released. Judgment is involved in determining when technological feasibility has occurred and in determining whether our estimate of the net realizable value associated with each software product exceeds its unamortized costs. The net realizable value is primarily based on our estimate of future revenue to be generated from the new products released. Estimating the amount of future revenue involves the consideration of many subjective factors and making judgment as to the effect those factors will have on future revenue. Such factors include the degree to which the product is accepted in the market, how quickly the revenue will be realized, and technological changes that may shorten the useful life of the product or render it obsolete. At December 31, 2002, we believe the net realizable value associated with each product exceeded its unamortized cost. However, should we experience changes in the marketplace and new technological advances that adversely affects our products, a write-down of unamortized software development costs may be required. As discussed above in "cost of revenue," we wrote off costs associated with a product that we no longer offer to our customers.

Income taxes. Our provision for income taxes includes the benefit to be realized from research tax credits, including the benefit of research tax credit carryforwards for the years ended December 31, 2002 and 2001. While we believe the amount of the research tax credit is proper, the credit is subject to challenge by the taxing authorities. If the credit we have recognized is more than what the taxing authorities allow, additional income tax expense may be recognized in subsequent years. We also believe the tax credit carryforward benefit will be realized in subsequent years; however, the extent to which the benefit will be realized will depend on the level of our future profitability and our ability to use such credits prior to their expiration. If we are not able to realize the full benefit of the tax credit, additional income tax expense may be required in subsequent years.

Risks and Uncertainties

From time to time, we may make forward-looking statements as such term is defined in the Federal securities laws. The following risks and uncertainties, among others, should be considered in evaluating our forward-looking statements. Factors that may cause actual results to differ materially from those contained in such forward-looking statements are as follows:

Competition. The computer software market is highly competitive and subject to change because of the rapid technological changes in the computer industry. The number of software vendors with which we compete varies from product to product and from region to region within the United States. Although we believe that we are a major supplier of financial and operations software for the construction and real estate industries and that there are economical and technological barriers to discourage new specialty software vendors from entering into our segment of the software market, there can be no assurance that larger, well-known software developers will not target this segment of the market. Such competitors are considerably larger, more diversified, have greater financial and other resources, and may have greater brand recognition for their products than we currently have.

We must also compete with other larger, well-known software developers for the hiring and retention of highly qualified technical personnel. As a result, we may have to expend additional financial resources to hire and retain qualified technical personnel. If we were not able to secure the services of employees with the level of technical expertise we require, the development of new products would likely be delayed and may result in a decrease in the quality of new software products and enhancements to our existing software products. A delay in the development, or failure to maintain the quality of new software products would likely have a material adverse effect on our financial position, results of operations and cash flows.

Dependence on Microsoft® Operating System; Obsolescence and Technological Changes. The Company is a specialty software developer, an industry characterized by rapid technological change. Its software is designed to work with specific operating systems developed by Microsoft Corporation. If substantial changes are made to those operating systems or if new operating systems are adopted, the Company's software may not function properly, necessitating that the Company invest additional resources to adapt its software to those changes. Also, other operating systems may be introduced on which the Company's software may not function, which may also cause additional resources to be expended which would otherwise be devoted to improving the Company's software or developing new software.

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

Substantial Dependence on Single Industry. Because the Company sells a large majority of its software products and services to the construction industry , adverse economic conditions in that industry could have a material adverse effect on the Company's revenue and earnings. The construction industry is particularly sensitive to a significant increase in interest rates, which in the past has resulted in substantial financial distress across the industry. In addition, a downturn in general economic conditions in the United States could adversely affect the construction industry.

Product Protection. The Company regards its software as proprietary and attempts to protect it by relying upon copyrights, trade secrets, internal nondisclosure agreements, and transferability restrictions incorporated into its software license agreements. The Company believes the risk of unauthorized transfers of the Company's proprietary information is reduced because program source listings are not released to third parties. Despite these restrictions, it may be possible for competitors or users to copy aspects of the Company's products or to obtain information which the Company regards as proprietary. The Company's competitive position could be adversely affected by unauthorized use of its proprietary information. Third parties may also assert infringement or other claims against the Company with respect to any existing or future products. Litigation to protect the Company's proprietary information or to determine the validity of any third-party claims could result in significant expense to the Company and, whether or not such litigation is determined in the Company's favor, divert the efforts of the Company's technical and management personnel from further development and support of the Company's software products.

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

Item 8. Financial Statements and Supplementary Data

The financial statements required pursuant to this item are included in Item 15 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information called for by this item is included under the caption, "Agenda Item 1. Election of Directors," contained in our definitive proxy statement for the annual meeting of shareholders to be held on April 29, 2003, and is hereby incorporated by reference.

Item 11. Executive Compensation

The information called for by this item is included under the caption, "Executive Compensation" within "Agenda Item 1. Election of Directors" contained in our definitive proxy statement for the annual meeting of shareholders to be held on April 29, 2003, and is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item is included under the captions, "Equity Compensation Plan Information" and "Stock Ownership of Management and Certain Beneficial Owners and Management" contained in our definitive proxy statement for the annual meeting of shareholders to be held on April 29, 2003, and is hereby incorporated by reference.

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

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

a (1). Financial Statements

The following consolidated financial statements of Timberline Software Corporation are filed as part of this report:

a (2). Financial Statement Schedules

Schedule II - Valuation and qualifying accounts

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth in the schedules is included in the consolidated financial statements or related notes.

F-19

a (3). Exhibits
Articles of Incorporation and Bylaws
3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of Quarterly Report on Form 10-Q for the three months ended September 30, 1998)

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3(ii) of Quarterly Report on Form 10-QSB for the three months ended March 31, 1997)
Material Contracts
*10.1	1987 Non-Qualified Stock Option Plan (Incorporated by reference to Exhibit 10.1 of Annual Report on Form 10-K for the year ended December 31, 1990)
*10.1(a)	Amendment No. 1 to 1987 Non-Qualified Stock Option Plan (Incorporated by reference to Exhibit 10.1(a) of Form 10-KSB for the year ended December 31, 1995)
*10.2	1989 Non-Qualified Stock Option Plan (Incorporated by reference to Exhibit 10.2 of Annual Report on Form 10-K for the year ended December 31, 1990)
*10.2(a)	Amendment No. 1 to 1989 Non-Qualified Stock Option Plan (Incorporated by reference to Exhibit 10.2(a) of Form 10-KSB for the year ended December 31, 1995)
10.3	Form of Indemnification Agreement and signature pages for all indemnitees (Incorporated by reference to Exhibit 10.3 of Annual Report on Form 10-K for the year ended December 31, 1990 and Exhibit 10 of Quarterly Report on Form 10-Q for the three months ended June 30, 2001)
*10.4	1993 Stock Incentive Plan (Incorporated by reference to Exhibit 10 of Quarterly Report on Form 10-Q for the three months ended June 30, 1993)
*10.5	1998 Stock Incentive Plan, as amended, effective April 28, 1998 (Incorporated by reference to Exhibit 10.11 of Form 10-K for the year ended December 31, 1998)
*10.6	2000 Stock Incentive Plan, as amended (Incorporated by reference to the registration statement on Form S-8 (Commission File No. 333-39424) as filed on June 16, 2000)
*10.7	Amended and restated Key Executive Retention Agreement dated as of July 16, 2002 between Registrant and Curtis L. Peltz (Incorporated by reference to Exhibit 10.1 of Quarterly Report on Form 10-Q for the three months ended September 30, 2002)
*10.8	Form of Key Executive Retention Agreement dated as of July 16, 2002 between Registrant and certain Senior Management (Incorporated by reference to Exhibit 10.2 of Quarterly Report on Form 10-Q for the three months ended September 30, 2002)
*10.9	Timberline Software Corporation Target Achievement Plan for 2003
99.1	Certification of the Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of the Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Consents
23	Independent Auditors' Consent
* Management contract or compensatory plan or arrangement

b. Reports on Form 8-K

On October 16, 2002, we filed a Form 8-K pursuant to Item 9. Regulation FD Disclosure, attaching our press release regarding summary financial results for the quarter ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIMBERLINE SOFTWARE CORPORATION
By:	/s/ Carl C. Asai Carl C. Asai Senior Vice President - Finance	Date: March 27, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
By:	/s/ Curtis L. Peltz Curtis L. Peltz President, Chief Executive Officer and Director	Date: March 27, 2003
By:	/s/ Carl C. Asai Carl C. Asai Senior Vice President - Finance and Chief Financial Officer	Date: March 27, 2003
By:	/s/ James A. Meyer James A. Meyer Chairman of the Board of Directors	Date: March 27, 2003
By:	/s/ Thomas P. Cox Thomas P. Cox Director	Date: March 27, 2003
By:	/s/ Donald L. Tisdel Donald L. Tisdel Director	Date: March 27, 2003

CERTIFICATION OF THE ANNUAL REPORT AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Curtis L. Peltz, certify that:

1. I have reviewed this annual report on Form 10-K of Timberline Software Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: March 27, 2003	/s/ Curtis L. Peltz Curtis L. Peltz President and Chief Executive Officer

CERTIFICATION OF THE ANNUAL REPORT AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Carl C. Asai, certify that:

1. I have reviewed this annual report on Form 10-K of Timberline Software Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: March 27, 2003	/s/ Carl C. Asai Carl C. Asai, Sr. Vice President, Finance (Chief Financial Officer)

TIMBERLINE SOFTWARE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	Year ended December 31,
	2002	2001	2000
Net revenue:
Software license fees	$22,146	$24,452	$22,950
Service fees	38,049	33,781	28,595
Other	1,660	1,709	1,861
Net revenue	61,855	59,942	53,406
Cost and expenses:
Cost of revenue	8,252	6,608	5,994
Client services	13,131	14,069	12,459
Product development	16,450	16,332	13,254
Sales and marketing	14,103	13,465	11,265
General and administrative	7,783	7,438	6,463
Total cost and expenses	59,719	57,912	49,435
Operating income	2,136	2,030	3,971
Other income (expense):
Interest income	265	497	1,029
Interest expense	(12)	(20)	(11)
Other	60	(45)	(12)
Income before income taxes	2,449	2,462	4,977
Provision for income taxes	692	611	1,646
Net income	$1,757	$1,851	$3,331
Basic earnings per share	$0.15	$0.16	$0.27
Diluted earnings per share	$0.15	$0.16	$0.26

See notes to consolidated financial statements.

TIMBERLINE SOFTWARE CORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	December 31,
	2002	2001
Assets
Current assets:
Cash and cash equivalents	$8,301	$5,414
Temporary investments	2,038	4,351
Accounts receivable, less allowance for
doubtful accounts (2002 - $117; 2001 - $131)	6,336	6,096
Other receivables	185	512
Inventories	194	241
Other current assets	1,819	1,542
Total current assets	18,873	18,156

Property and equipment - net	21,202	21,510
Capitalized software costs, less accumulated
amortization (2002, $2,314; 2001, $1,287)	10,759	10,068
Purchased software, less accumulated amortization
(2002, $416; 2001, $498)	1,784	652
Other assets	685	359
Total assets	$53,303	50,745

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,169	$1,101
Deferred revenues	18,388	16,854
Accrued employee expenses	1,036	1,322
Accrued commission/royalties	1,276	1,230
Income taxes payable	882	277
Other current liabilities	429	473
Current portion of long-term debt	375	-
Total current liabilities	23,555	21,257

Accrued rent expense	508	557
Deferred income taxes	3,621	3,951
Long-term debt	375	-
Commitments
Shareholders' equity:
Common stock, no par value
Authorized - 20,000 shares
Issued - 2002, 11,778; 2001, 11,673 shares	353	350
Additional paid in capital	5,786	5,378
Accumulated other comprehensive income	27	55
Retained earnings	19,078	19,197
Total shareholders' equity	25,244	24,980
Total liabilities and shareholders' equity	$53,303	$50,745

See notes to consolidated financial statements.

TIMBERLINE SOFTWARE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net income	$1,757	$1,851	$3,331
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	5,051	3,928	3,499
Deferred income taxes	(250)	624	1,452
Tax benefit on exercise of stock options	150	59	189
Net change in:
Accounts receivable	(240)	(913)	(158)
Other receivables	327	906	(1,045)
Inventories	47	34	(54)
Accounts payable	68	(431)	668
Deferred revenues	1,534	1,439	1,690
Accrued employee expenses	(286)	(508)	(354)
Accrued commissions/royalties	46	269	187
Income taxes payable	605	241	(431)
Accrued rent expense	(49)	264	263
Other	(739)	(128)	(428)
Net cash provided by operating activities	8,021	7,635	8,809

Cash flows from investing activities:
Payments for property and equipment	(2,782)	(2,520)	(3,857)
Capitalized software costs	(2,143)	(4,990)	(4,583)
Purchased software costs	(850)	-	(600)
Proceeds from temporary investments	3,250	6,000	4,650
Purchase of temporary investments	(998)	(2,012)	(40)
Other - net	4	8	14
Net cash used in investing activities	(3,519)	(3,514)	(4,416)

Cash flows from financing activities:
Cash dividends	(1,876)	(1,867)	(2,015)
Proceeds from issuance of common stock	261	89	206
Common stock repurchased	-	(549)	(6,606)
Net cash used in financing activities	(1,615)	(2,327)	(8,415)

Net increase (decrease) in cash and cash equivalents	2,887	1,794	(4,022)
Cash and cash equivalents, beginning of the year	5,414	3,620	7,642
Cash and cash equivalents, end of the year	$8,301	$5,414	$3,620

Supplemental information:
Cash paid (received) during the year for income taxes	$247	$(1,184)	$1,318
Cash paid for interest	12	20	11
Non-cash financing of purchased software	750	-	-

See notes to consolidated financial statements.

TIMBERLINE SOFTWARE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Amounts in thousands, except per share amounts)

			Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Common	Stock
	Shares Issued	Amount
Balances, January 1, 2000	12,822	$385	$5,405	$(70)	$24,447	$30,167
Components of comprehensive income:
Net income for the year					3,331	3,331
Unrealized gain on investments
(net of income taxes of $45)				72		72
Unrealized gain on foreign
currency translation (net of
income taxes of $0)				18		18
Total comprehensive income						3,421
Common stock issued	82	2	204			206
Income tax benefit on stock options
exercised			189			189
Common stock repurchased	(1,131)	(34)	(501)		(6,071)	(6,606)
Cash dividends ($.16 per share)					(2,015)	(2,015)
Balances, December 31, 2000	11,773	353	5,297	20	19,692	25,362
Components of comprehensive income:
Net income for the year					1,851	1,851
Unrealized gain on investments
(net of income taxes of $38)				56		56
Unrealized loss on foreign
currency translation (net of
income taxes of $0)				(21)		(21)
Total comprehensive income						1,886
Common stock issued	46	1	88			89
Income tax benefit on stock options
exercised			59			59
Common stock repurchased	(146)	(4)	(66)		(479)	(549)
Cash dividends ($.16 per share)					(1,867)	(1,867)
Balances, December 31, 2001	11,673	350	5,378	55	19,197	24,980
Components of comprehensive income:
Net income for the year					1,757	1,757
Unrealized loss on investments
(net of income tax benefit of $25)				(36)		(36)
Unrealized gain on foreign
currency translation (net of
income taxes of $0)				8		8
Total comprehensive income						1,729
Common stock issued	105	3	258			261
Income tax benefit on stock options
exercised			150			150
Cash dividends ($.16 per share)					(1,876)	(1,876)
Balances, December 31, 2002	11,778	$353	$5,786	$27	$19,078	$25,244

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

Consolidated financial statements: The accompanying financial statements include the accounts of the Company as well as its wholly owned subsidiary, which was opened in Australia during March 2000. The functional currency of the subsidiary is Australian dollars. Gains and losses resulting from foreign currency translation are recorded as other comprehensive income and accumulated as a separate component of shareholders' equity. All significant intercompany balances and transactions are eliminated in consolidation.

Financial instruments: The carrying amount reported in the balance sheet for cash and cash equivalents, temporary investments, accounts receivable, accounts payable, and other current assets and liabilities approximates fair value because of the immediate or short-term maturity of these financial instruments.

Revenue recognition: The Company generates revenue primarily from two sources - software licensing arrangements, and service fees. Software license revenue is generated from licensing the rights to use the Company's software products. Service fees are generated from billings for annual service plans for maintenance and support for the Company's software, and consulting and training services on its software products.

The Company recognizes revenue in accordance with the provisions of Statement of Position 97-2 (SOP 97-2), "Software Revenue Recognition," issued by the American Institute of Certified Public Accountants and the related interpretations and amendments. Software license revenue is generally recognized upon shipment, provided the Company has a signed license agreement, the license fee is fixed or determinable, collection is probable, and there are no significant future obligations to the customer related to the software. Revenue from billings for annual service plans is recognized ratably over the service plan period. Revenue from consulting and training services is generally recognized when the services are performed. A provision for returns is estimated and shown as a reduction in revenue.

Software development costs: Costs of developing computer software are capitalized when technological feasibility has been established for the computer software product. These costs are amortized over a two- to four-year period. Costs capitalized for the development of computer software were $2,143 in 2002, $4,990 in 2001, and $4,583 in 2000. Amortization of capitalized computer software development costs was $1,451 in 2002, $809 in 2001, and $884 in 2000. Expenses incurred on research and development of computer software products were $14,784 in 2002, $14,290 in 2001, and $11,522 in 2000.

TIMBERLINE SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts and percentages)

Purchased software: Purchased software primarily represents costs related to software acquired for resale to customers and are amortized over a four-year period. Costs for purchased software were $1,600 in 2002, $0 in 2001, and $600 in 2000. Amortization of purchased software was $468 in 2002, $288 in 2001, and $187 in 2000.

Cash and cash equivalents: Cash and cash equivalents include cash on hand, cash deposited with banks and financial institutions, money market funds, and highly liquid debt instruments purchased with maturity dates of three months or less at the date of acquisition.

Temporary investments: Temporary investments represent debt securities that have maturity dates over three months from the purchase date. The Company has classified these investments as "available for sale" because the Company may decide not to hold these investments to maturity. Accordingly, the investments have been recorded at fair value. The unrealized gain or loss on these investments, net of income taxes, is reported as accumulated other comprehensive income (loss) within the shareholders' equity section of the balance sheet.

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

Stock options: At December 31, 2002, the Company has five stock-based employee compensation plans, which are described more fully in Note 4. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based compensation," to stock-based employee compensation.

TIMBERLINE SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts and percentages)

	Year Ended December 31,
	2002	2001	2000
Net income, as reported	$1,757	$1,851	$3,331
Less total stock-based employee compensation expense determined under fair- value-based method for all awards, net of related tax effects	1,249	1,793	1,798
Net income, pro forma	$508	$58	$1,533

Earnings per share:
Basic - as reported	$0.15	$0.16	$0.27
Basic - pro forma	0.04	-	0.13

Diluted - as reported	0.15	0.16	0.26
Diluted - pro forma	0.04	-	0.12

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

A reconciliation of the common shares used in the denominator for computing basic and diluted EPS for the years ended December 31, 2002, 2001, and 2000 is as follows:

	2002	2001	2000
Weighted-average shares outstanding,
used in computing basic EPS	11,731	11,672	12,563
Effect of dilutive stock options	278	243	219
Weighted-average shares outstanding, and the effect
of dilutive stock options, used in computing diluted EPS	12,009	11,915	12,782

TIMBERLINE SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts and percentages)

Reclassifications: Certain reclassifications have been made in the 2001 and 2000 financial statements to conform to the 2002 presentation.

Recent accounting pronouncements: In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite useful lives. Under previous accounting standards, goodwill and intangible assets with indefinite useful lives were assumed to have finite lives and were amortized over a period of time. Under the new standard, these assets are presumed to have indefinite lives, but will be tested annually and adjusted whenever events or circumstances indicate that they have been impaired. The Company adopted the provisions of SFAS No. 142 on January 1, 2002. It did not have a material impact on the Company's financial position, results of operations or cash flows.

Also in June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted this pronouncement on January 1, 2003. The Company does not currently have any retirement obligations with respect to long-lived assets.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." This pronouncement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and certain aspects of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This pronouncement retained the method for recording an impairment of long-lived assets established in SFAS No. 121 and provided further implementation guidance on this matter. The Company adopted the provisions of SFAS No. 144 on January 1, 2002. It did not have any impact on the Company's financial position, results of operations or cash flows.

In November 2001, the FASB issued Staff Announcement Topic No. D-103 ("Announcement"), "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred." The Announcement stated that reimbursements received for out-of-pocket expenses incurred should be classified as revenue in the statement of operations. This Announcement was adopted by the Company on January 1, 2002. Prior to 2002, the Company recorded reimbursement of out-of-pocket expenses as an offset to those expenses. Commencing in 2002, the Company classified the reimbursement of out-of-pocket expenses as revenue and the out-of-pocket expenses as cost and expenses. Reclassifications have been made in the consolidated statements of operations for 2001 and 2000 to conform to the 2002 presentation. In comparison to the presentation used prior to 2002, this new classification increased revenue by $2,693, $2,635, and $2,230 for 2002, 2001, and 2000, respectively, and increased total cost and expenses by an equivalent amount for those years. The adoption of this Announcement had no effect on the Company's net income.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This pronouncement generally requires gains and losses on extinguishment of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. The Company adopted this pronouncement on January 1, 2003; however the adoption of this pronouncement did not have any material impact on its financial position, results of operations, or cash flows.

TIMBERLINE SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts and percentages)

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This pronouncement would require the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of such activities include lease termination costs and certain employee severance costs associated with a restructuring, discontinued operation, or plant closing. The Company adopted the provisions of this pronouncement on a prospective basis commencing January 1, 2003. The impact of this pronouncement on the Company's financial statements will depend on what, if any, exit or disposal activities the Company may initiate after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure; an amendment of FASB Statement No. 123." This pronouncement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation as stated in SFAS No. 123, "Accounting for Stock-Based Compensation." It also amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has not adopted SFAS No. 123 for its accounting of stock-based employee compensation and continues to report on this matter under APB Opinion No. 25. The Company has adopted the applicable annual disclosure requirements commencing with its 2002 financial statements and will adopt the applicable disclosure requirements for interim statements commencing January 1, 2003.

TIMBERLINE SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts and percentages)

NOTE 2 Temporary investments

Temporary investments at December 31, 2002 and 2001, are composed of the following:

	Amortized Cost	Fair Value
2002:
Debt securities issued by the U.S. Treasury
and other U.S. government agencies	$2,002	$2,038
Net unrealized appreciation on investments		$36

2001:
Debt securities issued by the U.S. Treasury
and other U.S. government agencies	$4,254	$4,351
Net unrealized appreciation on investments		$97

NOTE 3 Property and equipment

Property and equipment at December 31, 2002 and 2001, is composed of the following:

	2002	2001
Land	$2,433	$2,433
Building	13,449	13,449
Tenant improvements	166	226
Furniture and fixtures	2,340	2,330
Machinery and equipment	14,553	13,442
Capital projects in progress	1,884	810
Total	34,825	32,690
Less accumulated depreciation and amortization	13,623	11,180
Property and equipment - net	$21,202	$21,510

TIMBERLINE SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts and percentages)

NOTE 4 Common stock

As of December 31, 2002, the Company has five stock-based compensation plans. Two nearly identical plans, adopted in 1987 and 1989, are non-qualified stock option plans for its officers and key employees. Under these plans, the Company may grant options for up to 1,125 shares of common stock. Options could not be granted under the 1987 plan and the 1989 plan after 1997 and 1999, respectively. As of December 31, 2002, 81 shares are reserved under these plans, of which there are 81options outstanding.

In 1993, 1998, and 2000, the Company's shareholders approved incentive stock plans for the main purpose of retaining and attracting the services of Company directors, officers, employees, and non-employees. Although these plans provide for the granting of various stock options, stock appreciation rights, and stock bonuses, the Company currently plans to grant only non-qualified stock options. Stock options under the 1993, 1998, and 2000 plans may not be granted after the years 2003, 2008, and 2010, respectively. As of December 31, 2002, 2,845 shares are reserved under these plans, of which there are 2,505 options outstanding.

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

TIMBERLINE SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts and percentages)

A summary of the status of the Company's stock option plans as of December 31, 2002, 2001, and 2000, and changes during the years ending on those dates is presented below:

	2002		2001		2000
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at
beginning of year	2,519	$6.056	2,070	$6.864	1,228	6.131
Granted	456	6.687	692	3.506	1,121	7.664
Exercised	(105)	2.496	(46)	1.954	(82)	2.523
Forfeited	(284)	6.667	(197)	6.559	(197)	8.643
Outstanding at end of year	2,586	$6.245	2,519	$6.056	2,070	$6.864

Options exercisable
at year-end	1,268		986		652
Weighted-average fair value
of options granted
during the year		$3.511		$1.937		$4.272

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002, 2001, and 2000:

	2002	2001	2000
Annual dividend yield	2.8%	2.5%	2.0%
Risk-free interest rate per annum	4.7%	4.8%	6.1%
Expected annual volatility	65.4%	67.1%	71.2%
Expected lives of options (years)	7.0	7.0	7.0

TIMBERLINE SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts and percentages)

The following table summarizes information about stock options outstanding and exercisable at December 31, 2002:

			Outstanding			Exercisable
Range of Exercise Prices			Number of Options	Weighted-Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$1.25	-	4.94	836	5.9	$3.079	452	$2.908
5.00	-	9.98	1,690	7.3	7.602	771	8.003
10.05	-	15.38	60	6.1	12.135	45	12.087
$1.25	-	15.38	2,586	6.8	$6.245	1,268	$6.330

NOTE 5 Income taxes

The provision for income taxes is composed of the following:

		2002	2001	2000
Current:
	Federal	$719	$(241)	$121
	State	198	207	56
	Foreign	25	21	17
Deferred:
	Federal	(192)	695	1,190
	State	(58)	(71)	262
Total		$692	$611	$1,646

A reconciliation of the difference between the provision for income taxes and the income taxes computed at the federal statutory rate is summarized below:

	2002	2001	2000
Income taxes based on federal statutory rate	$833	$837	$1,692
State tax, net of federal tax benefit	92	90	211
Research and development credits	(359)	(513)	(417)
Non-deductible expenses for tax purposes	120	171	133
Other	6	26	27
Provision for income taxes	$692	$611	$1,646

TIMBERLINE SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts and percentages)

The tax effects of significant items comprising the Company's net deferred tax liability as of December 31, 2002 and 2001 are as follows:

	2002	2001
Deferred tax liabilities:
Property and equipment	$952	$1,038
Capitalized software costs	4,250	3,991
Maintenance costs	66	65
Other	101	69
Deferred tax liabilities	5,369	5,163

Deferred tax assets:
Allowance for doubtful accounts	46	51
Expenses not currently deductible	144	141
Accrued rent expense	198	217
Research and development tax credit carryforward	1,444	813
Other	41	108
Deferred tax assets	1,873	1,330
Net deferred tax liability	$3,496	$3,833

The net deferred tax liability is classified in the balance sheet as follows:

	2002	2001
Deferred income taxes	$3,621	$3,951
Deferred tax assets included in other current assets	(125)	(118)
Net deferred tax liability	$3,496	$3,833

TIMBERLINE SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts and percentages)

NOTE 6 Business segment information

The Company's operations are divided into two operating segments: software products and software services. Software products encompass software product revenue across all of the Company's product lines. Software services encompass fees for all services after the software is sold, such as annual maintenance and technical support service plans, consulting, and training services. The Company accounts for revenue and cost of revenue on these two operating segments, and tracks specifically identifiable expenses related to the generation of revenue for each of those segments. There are no intersegment transactions. These segments are managed separately because of different revenue and marketing strategies and different strategic planning processes.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1. The Company evaluates its performance in each segment based on its operating contribution, which includes revenue, cost, and expenses that can be specifically identified with each segment. Product development and general and administrative expenses are not allocated to the segments for determining its operating contribution because such an allocation would be based on subjective factors. The Company also does not allocate assets by segment in evaluating the performance of each segment. Information about each operating segment and a reconciliation of operating contribution to operating income is as follows for the years ended December 31, 2002, 2001, and 2000:

	2002	2001	2000
Net revenue:
Software products	$22,146	$24,452	$22,950
Services	38,049	33,781	28,595
Other	1,660	1,709	1,861
Net revenue	$61,855	$59,942	$53,406

Operating contribution:
Software products	$7,131	$10,201	$11,345
Services	17,773	14,886	11,415
Other revenue, net of cost	1,465	713	928
Product development expenses	(16,450)	(16,332)	(13,254)
General and administrative expenses	(7,783)	(7,438)	(6,463)
Operating income	$2,136	$2,030	$3,971

TIMBERLINE SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts and percentages)

The Company operates primarily in the United States. In terms of net revenue, more than 94 percent of its net revenue in 2002, 2001, and 2000 was generated from customers located in the United States. No revenue from customers located in any one foreign country accounted for more than three percent of the Company's net revenue during those years.

NOTE 7 Long-term debt

The Company incurred long-term debt in the amount of $750 in 2002 associated with the acquisition of purchased software. Interest will accrue at the rate of 5.75% per annum. Two principal payments of $375 each are due in December 2003 and December 2004.

NOTE 8 Commitments

The Company leases some equipment and office facilities under noncancelable operating leases. Its major lease commitment relates to a lease entered into in 2000 and expiring in 2011 for additional office space for expansion of its corporate offices.

Total rent expense under operating leases, net of sublease rental income, was $1,300, $1,192, and $537 in 2002, 2001, and 2000, respectively. Future minimum rental payments under these leases as of December 31, 2002, are as follows:

Year ending December 31,
2003	$1,185
2004	1,188
2005	1,191
2006	1,227
2007	1,264
Thereafter	4,724
Total	$10,779

Future minimum rental payments shown above have not been reduced by future minimum sublease rental income of $347 from a noncancelable sublease.

TIMBERLINE SOFTWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts and percentages)

NOTE 9 Employee benefit plan

The Company has a retirement plan, under the provisions of Section 401(k) of the Internal Revenue Code, covering substantially all employees. Under the terms of the plan, employees may make contributions computed on a percentage of pay. The Company may match employee contributions up to a set percentage of pay. The Company may, at its discretion, make an additional year-end contribution out of profits. The Company did not make any matching contributions under the plan in 2002 or 2001. Contributions by the Company were $689 in 2000.

NOTE 10 Quarterly financial information (unaudited)

	Net Revenue	Gross Profit(1)	Net Income (Loss)	Basic Earnings (Loss) per Share	Diluted Earnings (Loss) per Share
2002
1st quarter	$14,343	$12,598	$222	$0.02	$0.02
2nd quarter	14,109	12,067	(317)	(0.03)	(0.03)
3rd quarter	15,689	13,778	327	0.03	0.03
4th quarter(2)	17,714	15,160	1,525	0.13	0.13

2001
1st quarter	$14,942	$13,200	$594	$0.05	$0.05
2nd quarter	14,756	13,353	424	0.04	0.04
3rd quarter	14,757	13,289	119	0.01	0.01
4th quarter(2)	15,487	13,492	714	0.06	0.06

  Gross profit represents net revenue less cost of revenue.
  Historically, the fourth quarter of the year has been the Company's strongest revenue quarter of the year. However, there are no assurances that this trend will continue in the future. For the fourth quarter of 2001, the effective tax rate was 15% compared to an effective income tax rate of 25% for the year ended December 31, 2001. The Company's provision for income taxes for the first nine months of 2001 was based on an estimated effective tax rate that was higher than the actual effective rate for the entire year. Accordingly, an adjustment was made to the provision for income taxes in the fourth quarter to reflect the lower tax rate. This adjustment increased net income in the fourth quarter of 2001 by approximately $.01 per diluted share.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Timberline Software Corporation
Beaverton, Oregon

We have audited the accompanying consolidated balance sheets of Timberline Software Corporation and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in Item 15 of Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Timberline Software Corporation and subsidiary as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP
Portland, Oregon
January 28, 2003

TIMBERLINE SOFTWARE CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS (amounts in thousands)
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

Column A	Column B	Column C - Additions		Column D	Column E
	Balance at Beginning of Period	Charged to cost and expenses	Charged to other accounts - describe	Deductions - describe (1)	Balance at end of period
Description

Year ended December 31, 2002
Deducted from asset accounts:
Allowance for doubtful accounts	$131			(14)	$117

Year ended December 31, 2001
Deducted from asset accounts:
Allowance for doubtful accounts	$138			(7)	$131

Year ended December 31, 2000
Deducted from asset accounts:
Allowance for doubtful accounts	$143			(5)	$138

(1) uncollectible accounts, net of recoveries

TIMBERLINE SOFTWARE CORPORATION

FORM 10-K FOR YEAR ENDED DECEMBER 31, 2002

EXHIBIT INDEX*

Material Contracts
	10.9	Timberline Software Corporation Target Achievement Plan for 2003
	99.1	Certification of the Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	99.2	Certification of the Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Consents
	23	Independent Auditors' Consent
*	See Item 15(a)(3) of this Report for a list of all exhibits, including those incorporated by reference.

Exhibit 10.9

Timberline Software Corporation

Establishment of the Target Achievement Plan and Goals for 2003

Pursuant to the 2003 Target Achievement Plan ("Plan"), the Board of Directors adopted the following resolution establishing that all participants will have 100% of their award tied to the Corporate Performance Factor and establishing that performance goal. In accordance with the Plan, participants have been assigned a Guideline Award by the plan administrator ranging from a high of 40% to a low of 5% of their annual salary. The weighted average Guideline Award was approximately 7.6% based upon the participants as of the end of February 2003. These participants had a total annual salary of approximately $24 million.

Board Resolution

RESOLVED, that the 2003 Target Achievement Plan is hereby adopted. For the 2003 Plan year, all company participants will have 100% of their award tied to the Corporate Performance Factor, which shall be measured solely by the company's Net Operating Income with a goal of approximately $9.1 million prior to the TAP expense. If the company achieves a minimum of 75% of the corporate performance goal, participants will be entitled to 50% of their Guideline Award and upon achieving 167% of the corporate performance goal, participants will be entitled to 200% of the Guideline Award. Guideline Awards will be prorated for achievements between the minimum and maximum corporate performance goals.

TIMBERLINE SOFTWARE CORPORATION 2003 TARGET ACHIEVEMENT PLAN January 2003

Timberline Software Corporation

2003 Target Achievement Plan

I. Purpose

The Target Achievement Plan (TAP) was developed to promote a shared sense of responsibility among employees for the company's growth and financial success. TAP is intended to motivate and reward plan participants for performance that contributes to the company's overall success and prosperity.

II. Participation

In order to participate in TAP, an employee of must meet all of the following criteria:

  Be a regular full time or part time employee scheduled to work more than 20 hours per week of Timberline Software Corporation or its affiliates or subsidiaries;
  Be employed in a bonus eligible position for a minimum of three months during the plan year; and
  Be approved for participation by the CEO and, in the case of senior managers, the Board of Directors.

Employees in sales positions who participate in a sales commission or business development plan are not eligible to participate in TAP.

III. Definitions

The following terms, when used in this plan document, shall have the meanings defined below unless otherwise required by the context of the plan.
Business Unit:	A separate revenue or cost center (e.g. Engineering).
CEO:	The Chief Executive Officer of the company.
Company:	Timberline Software Corporation.
Guideline Award:	The award to be paid to a plan participant if the total of all performance factors at the end of the plan year equals 100%. Guideline awards are expressed as a percentage of annual salary.
Net Profit:	Net income computed on a GAAP basis.
Operating Profit:	Net revenue less cost and expenses computed on a GAAP basis.
Plan Administrator:	Timberline Software Corporation's CEO in conjunction with the VP of Human Resources.
Plan Participant:	An employee of the company or its affiliates or subsidiaries, approved for participation in this plan by the CEO and/or the Board of Directors. Employees who participate in TAP are not eligible to participate in any other formal bonus, commission, or business development plans.

Plan Year:	January 1, 2003 through December 31, 2003.
Termination:	Cessation of employment for any reason except retirement, death, or disability.

IV. Plan Philosophy

Each participant's base pay is intended to provide compensation at or near competitive base salary levels. TAP represents at-risk pay and is intended to provide incentive for a participant to earn additional compensation during the plan year based upon performance against pre-established objectives. Corporate and/or business unit performance objectives are set to focus attention on achieving quantitative or qualitative goals. Individual objectives are established to focus attention on technical accomplishments, project management, or productivity improvements beyond the normal scope of the job.

V. Awards

Each plan participant will be assigned a Guideline Award, by the Plan Administrator, based on the level of his or her position and the impact the position can have on the financial success of the Company. Guideline Awards are intended to be paid if performance meets the applicable objectives established for Participants for the year. Guideline Awards are expressed as a percentage of base salary; therefore, actual awards will vary in direct proportion with the actual salary paid to each Participant during the plan year. Maximum awards under this plan are limited to 200% of the Guideline Award.

VI. Performance Criteria

Awards are based on a combination of one to three major components of performance. The weighting of the components must total 100%.

  Corporate (Weighted a minimum of 25% and up to 100% of total award) Overall company performance in relation to financial targets (e.g., revenue, net profit, operating profit) or other operating objectives.
  Business Unit (Weighted 0-75% of total award) Performance of the business unit or department in relation to financial targets or performance in relation to other objectives established by the Plan Administrator.
  Individual (Weighted 0-75% of total award) A Plan Participant's performance in relation to specific objectives established at the beginning of the Plan Year and approved by the Plan Administrator.

VII. Establishing Targets

Performance targets and objectives are set for each performance component for each Plan Year. Generally, targets/objectives are established by the beginning of the Plan Year, but in no case later than the end of the first quarter of the Plan Year. The Plan Administrator in conjunction with the Board of Directors will establish performance targets for the Company and Business Units. The Board must approve the corporate performance targets and any targets/objectives pertaining to the CEO. Corporate and Business Unit targets will be expressed in annual terms.

Individual performance targets/objectives normally will be developed prior to the beginning of the Plan Year in a meeting between the Participant and his or her respective senior manager. An individual plan normally will contain no more than three specific individual performance objectives. Established objectives must be reviewed and approved by the Plan Administrator.

VIII. Performance Determination

Corporate Performance Factor (CPF) and Business Unit Performance Factor (BPF): The company's CFO will compare actual corporate performance and actual business unit performance against the pre-established targets and calculate the resulting performance factors. These results then will be submitted to the Plan Administrator and the Board of Directors for approval. The year-end CPF and BPF will be calculated within 60 days following the end of the Plan Year.

Individual Performance Factor (IPF): Each participant's manager will evaluate the participant's performance against any pre-established individual performance objectives agreed upon at the beginning of the year. The evaluations must be documented and submitted to the Plan Administrator no later than 30 days following the end of the Plan Year.

Performance Notes:

  If the performance factor for the corporate (CPF) component is less than 75%, no awards will be paid to any participants.
  If the performance factor for any single component is less than 75%, no award will be granted for that component.
  If the performance factor is less than 75% for any single component or combined components weighted 50% or more for any individual participant, no TAP award will be paid to that participant.

IX. Award Distribution

Awards are paid once a year based on the sum of the Corporate, Business Unit, and Individual component awards applicable to each Participant. In order to receive an award, a Participant must be actively employed by the company through the end of the plan year. Any award paid will be tied to actual salary paid during the relevant time period. Salary will include all base pay actually paid to the participant but will exclude any allowances, overtime, or other bonus payments. Year-end awards normally will be distributed within sixty (60) days after the end of the Plan Year.

X. Example Award

The following example is provided for illustrative purposes only. TAP awards are based on the sum of applicable corporate, business unit, and individual component awards.

Assumptions Used:

Participant Salary Paid in Plan Year = $50,000

Guideline Award = 20%

Maximum Award (200% of Guideline) = 40%

Performance Components & Weighting =

50% Corporate Performance

50% Business Unit Performance

0% Individual Performance
Performance Ratings (Factors):	Year End:
Corporate Performance Factor (CPF)	= 120%
Business Unit Performance Factor (BPF)	= 90%
Individual Performance Factor (IPF)	= n/a

Year End Award:

Salary paid in Plan Year = $50,000

Corporate = $50,000 x 20% x 50% x 120% (CPF for Yr.) = $6,000

Business Unit = $50,000 x 20% x 50% x 90%(BPF for Yr.) = $4,500

Total Year End Award = $10,500

XI. Plan Administration and Authorities

Responsibility for the overall administration of the Plan rests with the CEO of Timberline Software Corporation with support and assistance from outside resources as deemed necessary.

TAP awards are not earned until they are approved by the Plan Administrator and the Board of Directors and are paid.

The addition of mid-year Participants to the Plan must be documented and approved by the Plan Administrator. Partial year Participants may be eligible for an award provided they are incumbents in bonus eligible positions for at least three months prior to the end of Plan Year. Any partial (mid-year) participation will be paid on a pro rata basis at year-end.

A Participant may receive a pro rata share of an award if he or she leaves the company during the year due to retirement or extended disability. In such an event, the participant must have been in a bonus eligible position for at least three months.

All pro rata awards will be determined by using the salary actually paid to the Participant during the portion of the Plan Year he or she was a Participant.

Award distributions not already paid will be forfeited if the Participant's employment is terminated at any time during the plan year for any reason other than retirement or disability.

If during a Plan Year a Participant is promoted, demoted, or changes job responsibilities, his or her Guideline Award percentage will be re-evaluated. If a change is warranted, it will be effective on the date of the job change for the balance of the Plan Year. If for any other reason the Guideline Award percentage changes, it will be effective at the beginning of the next Plan Year.

To provide for those unusual occasions when business achievement is realized through little or no effort on the part of TAP participants, the company reserves the right to declare such business a "windfall." Windfall business is subjected to special treatment. Such treatment will be handled at the sole discretion of the CEO and the Board of Directors.

Adjustments to performance factors may be made to provide for circumstances where performance targets are not achieved due to factors beyond the control of participants. Such treatment will be handled at the sole discretion of CEO and the Board of Directors.

This plan is not a contract of employment. It creates no rights for the Participant to continue employment with the company for any length of time, nor does it create any rights for the participant or any obligations on the part of the Company, other than those set forth herein.

All awards are subject to the final approval of the Board of Directors of Timberline Software Corporation. The CEO shall have the authority to act as the final arbiter of any appeals, disputes, or interpretations emanating from this Plan except in matters related to his own participation. All decisions, actions or interpretations by the CEO shall be final and conclusive and binding on all parties. The Board of Directors shall arbitrate any disputes related to the CEO's participation.

The Company reserves the right, in its sole discretion, to continue, amend, modify, or terminate the plan at any time.

Exhibit 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Timberline Software Corporation (the "Company") on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Curtis L. Peltz, President, Chief Executive Officer and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Curtis L. Peltz
Curtis L. Peltz
President and Chief Executive Officer

March 27, 2003

Exhibit 99.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Timberline Software Corporation (the "Company") on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Carl C. Asai, Sr. Vice President, Finance (Chief Financial Officer) of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Carl C. Asai
Carl C. Asai
Sr. Vice President, Finance
(Chief Financial Officer)

March 27, 2003

EXHIBIT 23

Independent Auditors' Consent

Board of Directors and Shareholders of Timberline Software Corporation
Beaverton, Oregon

We consent to the incorporation by reference in Registration Statements Nos. 33-46716, 33-69820, 333-77135, and 333-39424 on Form S-8 of our report dated January 28, 2003 appearing in this Annual Report on Form 10-K of Timberline Software Corporation for the year ended December 31, 2002.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP
Portland, Oregon
March 26, 2003