Form 10-Q
period 2003-03-31
TIMBERLINE SOFTWARE CORPORATION
filed 2003-05-19
CIK 314436

Go to Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2003
[ ]	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 0-16376

TIMBERLINE SOFTWARE CORPORATION
(Exact name of registrant as specified in its charter)

Oregon (State or other jurisdiction of incorporation or organization)	93-0748489 (I.R.S. Employer Identification No.)

15195 N.W. Greenbrier Parkway, Beaverton, Oregon 97006-5701
(Address of principal executive offices) (Zip code)

(503) 690-6775
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No[x]

At May 12, 2003, 11,809,670 common stock of the registrant were outstanding.

TIMBERLINE SOFTWARE CORPORATION
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

TIMBERLINE SOFTWARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2003 AND DECEMBER 31, 2002 (Unaudited)
(Amounts in thousands)

	March 31,	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$7,263	$8,301
Temporary investments	4,519	2,038
Accounts receivable, less allowance for doubtful
accounts (March 31, 2003, $116; December 31,
2002, $117)	5,494	6,336
Inventories	164	194
Other current assets	2,120	2,004
Total current assets	19,560	18,873

Property and equipment	34,935	34,825
Less accumulated depreciation and amortization	14,159	13,623
Property and equipment - net	20,776	21,202

Capitalized software costs - net	10,223	10,759
Purchased software costs - net	1,647	1,784
Other assets	660	685
Total	$52,866	$53,303

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,045	$1,169
Deferred revenues	19,588	18,388
Accrued employee expenses	1,019	1,036
Income taxes payable	598	882
Current portion of long-term debt	375	375
Other current liabilities	1,331	1,705
Total current liabilities	23,956	23,555

Accrued rent expense	537	508
Deferred income taxes	3,272	3,621
Long-term debt	375	375
Commitments
Shareholders' equity:
Common stock, without par value	354	353
authorized, 20,000 shares; issued - March 31, 2003,
11,798 shares; December 31, 2002, 11,778 shares
Additional paid in capital	5,863	5,786
Accumulated other comprehensive income	30	27
Retained earnings	18,479	19,078
Total shareholders' equity	24,726	25,244
Total	$52,866	$53,303

See notes to condensed consolidated financial statements.

TIMBERLINE SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002 (Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2003	2002

Net revenue:
Software license fees	$4,759	$4,828
Service fees	10,292	8,967
Other	498	548
Net revenue	15,549	14,343
Cost and expenses:
Cost of revenue	2,469	1,745
Client services	3,550	3,290
Product development	4,094	3,625
Sales and marketing	3,680	3,576
General and administrative	1,995	1,865
Total cost and expenses	15,788	14,101
Operating income (loss)	(239)	242
Other income	50	90
Income (loss) before income taxes	(189)	332
Income tax provision (benefit)	(62)	110
Net income (loss)	$(127)	$222

Earnings (loss) per share:
Basic	$(0.01)	$0.02
Diluted	(0.01)	0.02

See notes to condensed consolidated financial statements.

TIMBERLINE SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002 (Unaudited)
(Amounts in thousands)
	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$(127)	$222
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization	1,441	1,067
Deferred income taxes	(288)	266
Tax benefit on exercise of stock options	21	51
Net change in:
Accounts receivable	842	257
Inventories	30	(3)
Accounts payable	(124)	331
Deferred revenues	1,200	1,410
Accrued employee expenses	(17)	(259)
Income taxes payable	(284)	(259)
Accrued rent expense	29	(147)
Other	(525)	(877)
Net cash provided by operating activities	2,198	2,059

Cash flows from investing activities:
Payments for property and equipment	(342)	(480)
Capitalized software costs	-	(848)
Purchased software costs	-	(350)
Proceeds from temporary investments	520	519
Purchase of temporary investments	(2,999)	-
Net cash used in investing activities	(2,821)	(1,159)

Cash flows from financing activities:
Cash dividends	(472)	(467)
Proceeds from issuance of common stock	57	80
Net cash used in financing activities	(415)	(387)

Net increase (decrease) in cash and cash equivalents	(1,038)	513
Cash and cash equivalents, beginning of period	8,301	5,414
Cash and cash equivalents, end of period	$7,263	$5,927

Supplemental information:
Cash paid during the period for income taxes	$487	$191
Cash paid during the period for interest	-	-

See notes to condensed consolidated financial statements.

TIMBERLINE SOFTWARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2003 and 2002 (Unaudited)
(Amounts in thousands)

1. Condensed consolidated financial statements

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these condensed financial statements. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2002. The balance sheet at December 31, 2002 has been condensed from the audited balance sheet as of that date. The results of operations for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the operating results for the full year, or any other interim period.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, have been made to present fairly the financial position of the Company and its subsidiary at March 31, 2003 and the results of their operations and their cash flows for the three months ended March 31, 2003 and 2002.

Certain reclassifications have been made in the 2002 financial statements to conform to the 2003 presentation.

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

The Company accounts for its stock-based employee compensation plans under the recognition and measurements principles of Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

TIMBERLINE SOFTWARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2003 and 2002 (Unaudited) (Continued)
(Amounts in thousands except per share data)

	Three Months Ended March 31,
	2003	2002
Net income (loss), as reported	$(127)	$222
Less total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	196	251
Net loss, pro forma	$(323)	$(29)

Earnings (loss) per share:
Basic - as reported	$(0.01)	$0.02
Basic - pro forma	$(0.03)	$0.00

Diluted - as reported	$(0.01)	$0.02
Diluted - pro forma	$(0.03)	$0.00

The pro forma amounts do not consider the effect of options granted prior to 1995 that vest in subsequent years. The pro forma amounts may also not be indicative of the effects on reported net income for future years, due to the effect of options vesting over a period of years and the awarding of stock compensation awards in future years.

2. Recent accounting pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted this pronouncement on January 1, 2003. The Company does not currently have any retirement obligations with respect to long-lived assets.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This pronouncement will generally require gains and losses on extinguishment of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. The Company adopted this pronouncement on January 1, 2003; however, the adoption of this pronouncement did not have any material impact on its financial position, results of operations, or cash flows.

TIMBERLINE SOFTWARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2003 and 2002 (Unaudited) (Continued)
(Amounts in thousands)

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

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34." This pronouncement elaborates on the existing disclosures requirements to be made on certain guarantees that the Company has issued in its interim and annual financial statements. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all guarantees outstanding, regardless of when they were issued or modified. The Company adopted the disclosure requirements commencing with its 2002 annual financial statements. The impact of this pronouncement did not have a material impact on the Company's financial position, results of operations, or cash flows.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure; an amendment of FASB Statement No. 123." This pronouncement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation as stated in SFAS No. 123, "Accounting for Stock-Based Compensation." It also amends the disclosure requirement of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has not adopted SFAS No. 123 for its accounting of stock-based employee compensation and continues to report on this matter under APB Opinion No. 25. The Company has adopted the applicable annual disclosure requirements commencing with its 2002 financial statements and adopted the applicable disclosure requirements for interim statements commencing January 1, 2003.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities - an interpretation of Account Research Bulletin No. 51." This pronouncement requires a business enterprise to consolidate a variable interest entity if the business enterprise absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity. The consolidation requirement applies to variable interest entities created after January 31, 2003. The consolidation requirements apply to variable interest entities created prior to February 1, 2003 in the first interim or annual period beginning after June 15, 2003. The Company believes that it does not have any variable interest entities and therefore believes this pronouncement will not have a material effect on its financial position, results of operations, or cash flows.

TIMBERLINE SOFTWARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2003 and 2002 (Unaudited) (Continued)
(Amounts in thousands)

3. Earnings (loss) per share

A reconciliation of the common shares used in the denominator for computing basic and diluted earnings (loss) per share for the three month periods ended March 31, 2003 and 2002 is as follows:

	Three Months Ended March 31,
	2003	2002
Weighted-average shares outstanding,
used in computing basic earnings (loss) per share	11,790	11,685

Effect of dilutive stock options	*	357

Weighted-average shares outstanding,
used in computing diluted earnings (loss) per share	11,790	12,042

* The dilutive effect of stock options was excluded from the computation of diluted loss per share because the effect was antidilutive.

4. Comprehensive income (loss)

The difference between the Company's net income (loss) and comprehensive income (loss) relates to the change in the unrealized net gain on temporary investments and translation gain related to the consolidation of the Company's wholly owned foreign subsidiary. For the three months ended March 31, 2003, net loss would have decreased by $3 (net of tax expense of $1) to arrive at comprehensive loss of $124. For the three months ended March 31, 2002, net income would have decreased by $19 (net of tax benefit of $15) to arrive at comprehensive income of $203.

5. Operating segment information

The Company's operations are divided into two operating segments: software products and software services. The Company evaluates its performance in each segment based on its operating contribution, which includes revenue, cost and expenses that can be specifically identified within each segment. Product development and general and administrative expenses are not allocated to the segments for determining its operating contribution because such an allocation would be based on subjective factors. Information about each operating segment and a reconciliation of operating contribution to operating income (loss) for the three month periods ended March 31, 2003 and 2002 is as follows:

TIMBERLINE SOFTWARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2003 and 2002 (Unaudited) (Continued)
(Amounts in thousands)

	Three Months Ended March 31,
	2003	2002
Net revenue:
Software	$4,759	$4,828
Services	10,292	8,967
Other	498	548
Net revenue	$15,549	$14,343

Operating contribution:
Software	$648	$1,230
Services	5,062	4,286
Other revenue, net of cost	140	216
Product development expenses	(4,094)	(3,625)
General and administrative expenses	(1,995)	(1,865)
Operating income (loss)	$(239)	$242

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

Results of Operations

Our results of operations for the three months ended March 31, 2003 and 2002 and the changes on a year-over-year comparison are set forth below:

	Three Months Ended March 31,		Increase	% Increase
	2003	2002	(Decrease)	(Decrease)

Net revenue:
Software license fees	$4,759	$4,828	$(69)	(1.4)%
Service fees	10,292	8,967	1,325	14.8
Other	498	548	(50)	(9.1)
Net revenue	15,549	14,343	1,206	8.4
Cost and expenses:
Cost of revenue	2,469	1,745	724	41.5
Client services	3,550	3,290	260	7.9
Product development	4,094	3,625	469	12.9
Sales and marketing	3,680	3,576	104	2.9
General and administrative	1,995	1,865	130	7.0
Total cost and expenses	15,788	14,101	1,687	12.0
Operating income (loss)	(239)	242	(481)	(198.8)
Other income	50	90	(40)	(44.4)
Income (loss) before income taxes	(189)	332	(521)	(156.9)
Income tax provision (benefit)	(62)	110	(172)	(156.4)
Net income (loss)	$(127)	$222	$(349)	(157.2)%

The following table presents our operating statement data expressed as a percentage of net revenue for the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31,
	2003	2002
Net revenue:
Software license fees	30.6%	33.7%
Service fees	66.2	62.5
Other	3.2	3.8
Net revenue	100.0	100.0
Cost and expenses:
Cost of revenue	15.9	12.2
Client services	22.8	22.9
Product development	26.3	25.3
Sales and marketing	23.7	24.9
General and administrative	12.8	13.0
Total cost and expenses	101.5	98.3
Operating income (loss)	(1.5)	1.7
Other income	0.3	0.6
Income (loss) before income taxes	(1.2)	2.3
Income tax provision (benefit)	(0.4)	0.8
Net income (loss)	(0.8)%	1.5%

Net Revenue. Net revenue for the three months ended March 31, 2003 increased compared to the same period in 2002 due to an increase in service revenue. Software license revenue declined slightly from a year ago, as we continued to feel the effect of the economic uncertainty in the United States, which we believe caused many prospective buyers to delay their software purchasing decisions. However, we believe the most significant factor affecting our software revenue for the quarter was the beginning of the war in Iraq, which began about two weeks before the end of the first quarter this year. Historically, the month of March is a strong month for us for receiving software orders, with the last two weeks of the month being an especially strong period for the receipt of such orders. However, once the war started, we did not see the quantity of orders that we typically would receive during the last two weeks of the quarter as we believe our prospects and current customers held off their purchasing decisions until they could assess the impact that the war would have on the overall economy and their business activity.

Although we believe our software license revenue was depressed due to the external factors mentioned above, our software license revenue was positively impacted by other factors. We received additional software revenue in the first quarter as a result of a software licensing arrangement we entered into last year with a large general contractor. Also, we had software license revenue from new software applications released in the latter part of 2002, such as Project Management, Buyout and Residential Management. Those three applications generated over $400 in software license revenue for the three months ended March 31, 2003.

Service fee revenue increased to a new quarterly record, primarily due to a 14 percent increase in revenue from our maintenance and support service plans and a 34 percent increase in consulting revenue. The revenue from our service plans, which is a recurring source of revenue from our users accounted for 86 percent and 87 percent of our service fee revenue for the three months ended March 31, 2003 and 2002, respectively. The increase in our service plan revenue was due to an increase in service plan pricing that we implemented over the past twelve months and, to a lesser extent, an increase in the number of our users on service plans. Consulting revenue increased primarily due to additional consulting from national accounts and an increase in consulting from new users purchasing software from our direct sales group.

Cost of Revenue. Cost of revenue increased primarily due to an increase in amortization of capitalized software costs and royalty costs. For the three months ended March 31, 2003, amortization of capitalized software costs, including amortization of purchased software costs, increased $382 over the same period in 2002 primarily due to amortization related to the release of our Project Management and Buyout applications in August 2002 and amortization related to our purchase of the Purchase Order and Inventory applications in December 2002. Royalty costs increased $215 over the same period in 2002, primarily because of increased royalties related to the SQL database engine embedded into our software products. Cost of revenue also increased as a result of costs associated with consulting revenue. Costs associated with the generation of consulting revenue increased $134 primarily due to a 34 percent increase in consulting revenue.

Operating Expenses. Operating expenses increased $963, or 8 percent, to $13,319 for the three months ended March 31, 2003 from $12,356 for the comparable period in 2002. Excluding the amount of software development costs capitalized during the three months ended March 31, 2002, our gross operating expenses for the first quarter of 2003 increased less than 1 percent, or $115, compared to the same period last year. Capitalized software development costs, which reduce our gross operating expenses, amounted to $848 in the first three months of 2002 compared to none in 2003. The increase in our gross operating expenses was primarily due to higher commission expenses of $252, severance costs of $51, a $193 increase in outside services, a $66 increase in insurance and employee benefit costs, and an accrual of $101 related to a matching contribution to our 401(k) plan, which is the first time since 2000 that we have committed to making a contribution to the plan. These increases were partially offset by lower personnel costs associated with the reduction in our workforce that took place in August 2002.

For the three months ended March 31, 2003, Client Services expenses increased compared to the same period in 2002, but as a percentage of service fee revenue, decline to 34 percent in 2003 from 37 percent in the first quarter of 2002. About one-half of the increase in Client Services expenses was due to an increase in expenses within the professional services group, which handles our consulting practice. We have increased our staff in this area by four since March 2002 to handle the increased volume in our consulting practice. Consulting revenue in the first quarter of 2003 increased 34 percent over the first quarter of 2002. The remainder of the increase in Client Services expenses was in the technical support area, which handles the calls from our customers concerning the functionality of our software. Most of this increase was due to an increase in outside services for additional personnel to handle the peaks in our call volume during the quarter and an increase in personnel costs.

Product Development expenses in the first quarter of 2003 increased $469 over the first quarter of 2002. Most of this increase was due to a reduction in the amount of software development costs capitalized, as mentioned above. Excluding the amount of software development costs capitalized, our gross Product Development expenses in the first quarter of 2003 decreased $379 from the first quarter of 2002. This reduction was primarily due to a $500 reduction in personnel costs, as we have reduced our personnel headcount in this area by 22 percent since March 2002. This was partially offset by a $155 increase in outside services, primarily for contract developers working on short-term development projects.

Sales and Marketing expenses for the three months ended March 31, 2003 increased over the comparable period in 2002, but declined as a percentage of net revenue. Most of the increase was due to a $205 increase in commission expense on software orders. Software revenue from our direct sales staff for the first quarter of 2003 increased 52 percent over the same quarter in 2002. This increase was partially offset by lower personnel and trade show costs in the Marketing area.

General and administrative expenses for the three months ended March 31, 2003 increased, but as a percentage of net revenue, declined slightly compared to the same period in 2002. Most of the increase was due to severance costs and additional expenses related to our initiative to improve internal business processes throughout the company. During the past several years, we have improved our processes within Client Services and Product Development and are now planning on improving our interdepartmental processes to increase our overall organizational efficiency.

Provision for Income Taxes. The provision for income taxes is based on our best estimate of the effective tax rate for the year. The effective tax rate utilized for the three months ended March 31, 2003 and 2002 was 33 percent. The effective tax rate is dependent on many factors, including an estimate of the amount of our earnings for the remainder of the year and the amount of research tax credits. This rate may change during the year if the estimates used in developing our tax rate vary significantly from our actual operating results for the remainder of the year.

Capital Resources and Liquidity

We meet our liquidity needs through cash generated from operations. For the three months ended March 31, 2003, net cash provided by operations was $2,198 compared to $2,059 for the same period in 2002. Our cash and temporary investments at March 31, 2003 increased $1,443 to $11,782, compared to $10,339 at December 31, 2002. Primary uses of cash and temporary investments during first quarter of 2003 were the purchase of property and equipment amounting to $342 and the payment of cash dividends amounting to $472. Accounts receivable at March 31, 2003 decreased $842 compared to December 31, 2002, primarily due to a decrease in billings for software in the month of March as compared to last December. DSO (Days Sales Outstanding) at March 31, 2003 was 32, the same as it was at December 31, 2002. Capitalized software costs and purchased software decreased $673 since the end of 2002 due to current amortization of these costs during the quarter. There were no software developments costs capitalized during the quarter.

Deferred revenues at March 31, 2003 increased $1,200 to $19,588 from $18,388 at December 31, 2002, primarily due to an increase in billings for annual maintenance and support service plans. Revenue from these service plan billings will be recognized ratably over the service plan period. Additionally, we had about $232 in software billings for which we have deferred revenue recognition. We expect to recognize most of those billings as revenue in the second quarter this year. Income taxes payable also decreased $284 since the end of 2002 primarily due to payment of taxes owed for 2002. Other current liabilities decreased $374 since December 31, 2002 primarily due to the payment of 2002 service plan commissions accrued to our solution provider channel at year-end.

In January 2003, we declared our regular quarterly cash dividend of $.04 per share, amounting to $472. We plan to continue to pay quarterly cash dividends consistent with our capital needs and income levels.

Recent Accounting Pronouncements

Our discussion on recent accounting pronouncements and the effect on our financial statements can be found in the Notes to the Condensed Consolidated Financial Statements.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires us to select appropriate accounting policies and to continually evaluate such policies to ensure they remain appropriate based on changing conditions and circumstances. Our significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements of our Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2002. We continue to believe our significant accounting policies are reasonable and appropriate. The preparation of our financial statements also requires us to make estimates and assumptions that affect the reported amounts of our assets, liabilities, revenue, cost and expenses and disclosures related to contingencies. We believe our estimates and assumptions, which are based on historical experience, current conditions and other matters of judgment, are reasonable and appropriate. However, actual results may differ from our estimates.

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

Capitalized software development costs and purchased software. At March 31, 2003, unamortized capitalized software costs and purchased software amounted to $11,870, representing 22 percent of our total assets. Purchased software primarily represents the cost of software applications that were purchased for resale. Capitalized software costs represent software development costs incurred on new software products after technological feasibility has been established. Both purchased software and capitalized software development costs are amortized to cost of revenue when the products are released. Judgment is involved in determining when technological feasibility has occurred and in determining whether our estimate of the net realizable value associated with each software product exceeds its unamortized costs. The net realizable value is primarily based on our estimate of future revenue to be generated from the new products released. Estimating the amount of future revenue involves the consideration of many subjective factors and making judgment as to the effect those factors will have on future revenue. Such factors include the degree to which the product is accepted in the market, how quickly the revenue will be realized, and technological changes that may shorten the useful life of the product or render it obsolete. At March 31, 2003, we believe the net realizable value associated with each product exceeds its unamortized cost. However, should we experience changes in the marketplace and new technological advances that adversely affect our products, a write-down of unamortized capitalized software development costs may be required.

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

Competition. The computer software market is highly competitive and subject to change because of the rapid technological changes in the computer industry. The number of software vendors with which we compete varies from product to product and from region to region within the United States. Although we believe that we are a major supplier of financial and operations software for the construction and real estate industries, and that there are economical and technological barriers to discourage new specialty software vendors from entering into our segment of the software market, there can be no assurance that larger, well-known software developers will not target this segment of the market. Such competitors are considerably larger, more diversified, have greater financial and other resources, and may have greater brand recognition for their products than we currently have.

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

Product Protection. We regard our software as proprietary and attempt to protect it by relying upon copyrights, trade secrets, internal nondisclosure agreements and transferability restrictions incorporated into our software license agreements. We believe the risk of unauthorized transfers of our proprietary information is reduced because program source listings are not released to third parties. Despite these restrictions, it may be possible for competitors or users to copy aspects of our products or to obtain information which we regard as proprietary. Our competitive position could be adversely affected by unauthorized use of our proprietary information. Third parties may also assert infringement or other claims against us with respect to any existing or future products. Litigation to protect our proprietary information or to determine the validity of any third-party claims could result in significant expense to us and, whether or not such litigation is determined in our favor, divert the efforts of our technical and management personnel from further development and support of our software products.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk for changes in interest rates is primarily related to our cash and temporary investment balances. Additionally, we have a subsidiary company in Australia, which exposes us to foreign currency fluctuations. We believe that our exposure to changes in interest rates on our cash and temporary investment balances and foreign currency fluctuations are not material to our operating results or cash flows. There has not been any material change in the market risk disclosures contained in our Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4. Controls and Procedures

    Evaluation of disclosure controls and procedures

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

    Changes in internal controls

Since the evaluation date, there have been no changes to our internal controls or in other factors that could significantly affect those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

    Exhibits

    Exhibit 99.1 Certification of the Chief Executive Officer

    Exhibit 99.2 Certification of the Chief Financial Officer

    Reports on Form 8-K

On January 29, 2003, we filed a Form 8-K pursuant to Item 9. Regulation FD Disclosure, attaching our press release regarding summary financial results for the quarter ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIMBERLINE SOFTWARE CORPORATION (Registrant) /s/ Curtis L. Peltz
Date: May 19, 2003	Curtis L. Peltz President and Chief Executive Officer
/s/ Carl C. Asai
Date: May 19, 2003	Carl C. Asai, Sr. Vice President, Finance (Chief Financial Officer)

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
Date May 19, 2003	/s/ Curtis L. Peltz
Curtis L. Peltz, President and Chief Executive Officer

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

Date May 19, 2003	/s/ Carl C. Asai
Carl C. Asai, Sr. Vice President - Finance and Chief Financial Officer

Exhibit 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Timberline Software Corporation (the "Company") on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Curtis L. Peltz, President, Chief Executive Officer and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Curtis L. Peltz
Curtis L. Peltz President and Chief Executive Officer

May 19, 2003

Exhibit 99.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Timberline Software Corporation (the "Company") on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Carl C. Asai, Sr. Vice President, Finance (Chief Financial Officer) of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Carl C. Asai
Carl C. Asai, Sr. Vice President, Finance (Chief Financial Officer)

May 19, 2003