Form 10-Q
period 2003-06-30
TIMBERLINE SOFTWARE CORPORATION
filed 2003-08-14
CIK 314436

Go to Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2003
[ ]	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 0-16376

TIMBERLINE SOFTWARE CORPORATION
(Exact name of registrant as specified in its charter)

Oregon (State or other jurisdiction of incorporation or organization)	93-0748489 (I.R.S. Employer Identification No.)

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

At August 11, 2003, 11,861,733 shares of common stock of the registrant were outstanding.

TIMBERLINE SOFTWARE CORPORATION
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

TIMBERLINE SOFTWARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2003 AND DECEMBER 31, 2002 (Unaudited)
(Amounts in thousands)

	June 30,	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$9,497	$8,301
Temporary investments	3,417	2,038
Accounts receivable, less allowance for doubtful
accounts (June 30, 2003, $112; December 31,
2002, $117)	6,389	6,336
Inventories	169	194
Other current assets	1,818	2,004
Total current assets	21,290	18,873

Property and equipment	35,466	34,825
Less accumulated depreciation and amortization	14,881	13,623
Property and equipment - net	20,585	21,202

Capitalized software costs - net	9,785	10,759
Purchased software costs - net	1,510	1,784
Other assets	634	685
Total	$53,804	$53,303

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,202	$1,169
Deferred revenues	19,164	18,388
Accrued employee expenses	1,256	1,036
Income taxes payable	656	882
Current portion of long-term debt	375	375
Other current liabilities	2,029	1,705
Total current liabilities	24,682	23,555

Accrued rent expense	582	508
Deferred income taxes	3,164	3,621
Long-term debt	375	375
Commitments
Shareholders' equity:
Common stock, without par value	355	353
authorized, 20,000 shares; issued - June 30, 2003,
11,830 shares; December 31, 2002, 11,778 shares
Additional paid in capital	5,972	5,786
Accumulated other comprehensive income	41	27
Retained earnings	18,633	19,078
Total shareholders' equity	25,001	25,244
Total	$53,804	$53,303

See notes to condensed consolidated financial statements.

TIMBERLINE SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002 (Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended June 30,

	2003	2002

Net revenue:
Software license fees	$5,898	$4,271
Service fees	10,434	9,642
Other	159	196
Net revenue	16,491	14,109
Cost and expenses:
Cost of revenue	2,185	2,042
Client services	3,699	3,365
Product development	3,996	3,853
Sales and marketing	3,602	3,509
General and administrative	2,112	1,903
Total cost and expenses	15,594	14,672
Operating income (loss)	897	(563)
Other income	50	91
Income (loss) before income taxes	947	(472)
Income tax provision (benefit)	321	(155)
Net income (loss)	$626	$(317)

Earnings (loss) per share:
Basic	$0.05	$(0.03)
Diluted	0.05	(0.03)

See notes to condensed consolidated financial statements.

TIMBERLINE SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002 (Unaudited)
(Amounts in thousands, except per share data)

	Six Months Ended June 30,

	2003	2002

Net revenue:
Software license fees	$10,657	$9,099
Service fees	20,726	18,609
Other	657	744
Net revenue	32,040	28,452
Cost and expenses:
Cost of revenue	4,654	3,787
Client services	7,249	6,655
Product development	8,090	7,478
Sales and marketing	7,282	7,085
General and administrative	4,107	3,768
Total cost and expenses	31,382	28,773
Operating income (loss)	658	(321)
Other income	100	181
Income (loss) before income taxes	758	(140)
Income tax provision (benefit)	259	(45)
Net income (loss)	$499	$(95)

Earnings (loss) per share:
Basic	$0.04	$(0.01)
Diluted	0.04	(0.01)

See notes to condensed consolidated financial statements.

TIMBERLINE SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002 (Unaudited)
(Amounts in thousands)
	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$499	$(95)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization	2,876	2,480
Deferred income taxes	(435)	424
Tax benefit on exercise of stock options	64	106
Net change in:
Accounts receivable	(53)	719
Inventories	25	21
Accounts payable	33	10
Deferred revenues	776	1,480
Accrued employee expenses	220	(336)
Income taxes payable	(226)	(249)
Accrued rent expense	74	(107)
Other	538	(727)
Net cash provided by operating activities	4,391	3,726

Cash flows from investing activities:
Payments for property and equipment	(913)	(819)
Capitalized software costs	(98)	(1,687)
Purchased software costs	-	(350)
Proceeds from temporary investments	1,636	774
Purchase of temporary investments	(2,999)	-
Net cash used in investing activities	(2,374)	(2,082)

Cash flows from financing activities:
Cash dividends	(944)	(936)
Proceeds from issuance of common stock	123	192
Net cash used in financing activities	(821)	(744)

Net increase in cash and cash equivalents	1,196	900
Cash and cash equivalents, beginning of period	8,301	5,414
Cash and cash equivalents, end of period	$9,497	$6,314

Supplemental information:
Cash paid during the period for income taxes	$853	$187
Cash paid during the period for interest	1	1

See notes to condensed consolidated financial statements.

TIMBERLINE SOFTWARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2003 and 2002 (Unaudited)
(Amounts in thousands)

1.                Condensed consolidated financial statements

Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these condensed consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2002. The balance sheet at December 31, 2002 has been condensed from the audited balance sheet as of that date. The results of operations for the three month and six month periods ended June 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year, or any other interim period.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, have been made to present fairly the financial position of the Company and its subsidiary at June 30, 2003 and the results of their operations and their cash flows for the three month and six month periods ended June 30, 2003 and 2002.

Certain reclassifications have been made in the 2002 financial statements to conform to the 2003 presentation.

The accompanying financial statements include the accounts of the Company as well as its wholly-owned subsidiary. The functional currency of the subsidiary is Australian dollars. Gains and losses resulting from foreign currency translation are recorded as other comprehensive income and accumulated as a separate component of shareholders' equity. All significant intercompany balances and transactions are eliminated in consolidation.

The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

TIMBERLINE SOFTWARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2003 and 2002 (Unaudited) (Continued)
(Amounts in thousands except per share data)

	Three Months Ended June 30,
	2003	2002
Net income (loss), as reported	$626	$(317)
Less total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	298	384
Net income (loss), pro forma	$328	$(701)

Earnings (loss) per share:

Basic - as reported	$0.05	$(0.03)
Basic - pro forma	$0.03	$(0.06)

Diluted - as reported	0.05	(0.03)
Diluted - pro forma	$0.03	$(0.06)

	Six Months Ended June 30,
	2003	2002
Net income (loss), as reported	$499	$(95)
Less total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related income tax effects	494	635
Net income (loss), pro forma	$5	$(730)

Earnings (loss) per share:

Basic - as reported	$0.04	$(0.01)
Basic - pro forma	$0.00	$(0.06)

Diluted - as reported	$0.04	$(0.01)
Diluted - pro forma	$0.00	$(0.06)

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

TIMBERLINE SOFTWARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2003 and 2002 (Unaudited) (Continued)
(Amounts in thousands)

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

TIMBERLINE SOFTWARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2003 and 2002 (Unaudited) (Continued)
(Amounts in thousands)

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

3.                 Earnings (loss) per share

A reconciliation of the common shares used in the denominator for computing basic and diluted earnings (loss) per share for the three month and six month periods ended June 30, 2003 and 2002 is as follows:

	Three Months Ended June 30,

	2003	2002
Weighted-average shares outstanding,
used in computing basic earnings (loss) per share	11,816	11,731

Effect of dilutive stock options	215	-	*

Weighted-average shares outstanding,
used in computing diluted earnings (loss) per share	12,031	11,731

	Six Months Ended June 30,

	2003	2002
Weighted-average shares outstanding,
used in computing basic earnings (loss) per share	11,803	11,709

Effect of dilutive stock options	223	-	*

Weighted-average shares outstanding,
used in computing diluted earnings (loss) per share	12,026	11,709

*The dilutive effect of stock options was excluded from the computation of diluted loss per share because the effect was antidilutive.

TIMBERLINE SOFTWARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2003 and 2002 (Unaudited) (Continued)
(Amounts in thousands)

4.                 Comprehensive income (loss)

The difference between the Company's net income (loss) and comprehensive income (loss) relates to the change in the unrealized net gain on temporary investments and translation gain related to the consolidation of the Company's wholly owned foreign subsidiary. For the three month and six month periods ended June 30, 2003, net income would have increased by $11 (net of tax expense of $19) and $14 (net of tax expense of $12), respectively, to arrive at comprehensive income of $637 and $513, respectively. For the three month and six month periods ended June 30, 2002, net loss would have decreased by $3 (net of tax benefit of $1) and increased by $16 (net of tax benefit of $16), respectively, to arrive at comprehensive loss of $(314) and $(111), respectively.

5.                 Operating segment information

The Company's operations are divided into two operating segments: software products and software services. The Company evaluates its performance in each segment based on its operating contribution, which includes revenue, cost and expenses that can be specifically identified within each segment. Product development and general and administrative expenses are not allocated to the segments for determining its operating contribution because such an allocation would be based on subjective factors. Information about each operating segment and a reconciliation of operating contribution to operating income (loss) for the three month and six month periods ended June 30, 2003 and 2002 is as follows:

TIMBERLINE SOFTWARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2003 and 2002 (Unaudited) (Continued)
(Amounts in thousands)

	Three Months Ended June 30,
	2003	2002
Net revenue:
Software	$5,898	$4,271
Services	10,434	9,642
Other	159	196
Net revenue	$16,491	$14,109

Operating contribution:
Software	$1,854	$307
Services	5,064	4,749
Other revenue, net of cost	87	137
Product development expenses	(3,996)	(3,853)
General and administrative expenses	(2,112)	(1,903)
Operating income (loss)	$897	$(563)

	Six Months Ended June 30,
	2003	2002
Net revenue:
Software	$10,657	$9,099
Services	20,726	18,609
Other	657	744
Net revenue	$32,040	$28,452

Operating contribution:
Software	$2,502	$1,537
Services	10,126	9,035
Other revenue, net of cost	227	353
Product development expenses	(8,090)	(7,478)
General and administrative expenses	(4,107)	(3,768)
Operating income (loss)	$658	$(321)

6.                 Subsequent Event

On July 16, 2003, the Company entered into a definitive agreement with The Sage Group plc, and Best Acquisition Corp., an indirect wholly-owned subsidiary of The Sage Group plc. Under the terms of the agreement, unanimously approved by the Company's board of directors, the Company's shareholders would receive $8.25 per share in cash for their common shares. Best Acquisition Corp. will merge with and into the Company and the Company will become an indirect wholly-owned subsidiary of The Sage Group plc. The merger is subject to approval by the Company's shareholders as well as customary approvals under antitrust laws and other customary closing conditions and is expected to be completed by the end of September 2003 or early in the fourth calendar quarter of 2003.

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

Results of Operations

Our results of operations for the three month and six month periods ended June 30, 2003 and 2002 and the changes on a year-over-year comparison are set forth below:

	Three Months Ended June 30,		Increase	% Increase
	2003	2002	(Decrease)	(Decrease)

Net revenue:
Software license fees	$5,898	$4,271	$1,627	38.1%
Service fees	10,434	9,642	792	8.2
Other	159	196	(37)	(18.9)
Net revenue	16,491	14,109	2,382	16.9
Cost and expenses:
Cost of revenue	2,185	2,042	143	7.0
Client services	3,699	3,365	334	9.9
Product development	3,996	3,853	143	3.7
Sales and marketing	3,602	3,509	93	2.7
General and administrative	2,112	1,903	209	11.0
Total cost and expenses	15,594	14,672	922	6.3
Operating income (loss)	897	(563)	1,460	N/M
Other income	50	91	(41)	(45.1)
Income (loss) before income taxes	947	(472)	1,419	N/M
Income tax provision (benefit)	321	(155)	476	N/M
Net income (loss)	$626	$(317)	$943	N/M	%

	Six Months Ended June 30,		Increase	% Increase
	2003	2002	(Decrease)	(Decrease)

Net revenue:
Software license fees	$10,657	$9,099	$1,558	17.1%
Service fees	20,726	18,609	2,117	11.4
Other	657	744	(87)	(11.7)
Net revenue	32,040	28,452	3,588	12.6
Cost and expenses:
Cost of revenue	4,654	3,787	867	22.9
Client services	7,249	6,655	594	8.9
Product development	8,090	7,478	612	8.2
Sales and marketing	7,282	7,085	197	2.8
General and administrative	4,107	3,768	339	9.0
Total cost and expenses	31,382	28,773	2,609	9.1
Operating income (loss)	658	(321)	979	N/M
Other income	100	181	(81)	(44.8)
Income (loss) before income taxes	758	(140)	898	N/M
Income tax provision (benefit)	259	(45)	304	N/M
Net income (loss)	$499	$(95)	$594	N/M	%

N/M - Not meaningful

The following table presents our operating statement data expressed as a percentage of net revenue for the three month and six month periods ended June 30, 2003 and 2002:

	Three Months Ended June 30,

	2003	2002

Net revenue:
Software license fees	35.7%	30.3%
Service fees	63.3	68.3
Other	1.0	1.4
Net revenue	100.0	100.0
Cost and expenses:
Cost of revenue	13.3	14.5
Client services	22.4	23.8
Product development	24.2	27.3
Sales and marketing	21.8	24.9
General and administrative	12.8	13.5
Total cost and expenses	94.5	104.0
Operating income (loss)	5.5	(4.0)
Other income	0.3	0.6
Income (loss) before income taxes	5.8	(3.4)
Income tax provision (benefit)	2.0	(1.1)
Net income (loss)	3.8%	(2.3)%

	Six Months Ended June 30,

	2003	2002

Net revenue:
Software license fees	33.3%	32.0%
Service fees	64.7	65.4
Other	2.0	2.6
Net revenue	100.0	100.0
Cost and expenses:
Cost of revenue	14.5	13.3
Client services	22.6	23.4
Product development	25.3	26.3
Sales and marketing	22.7	24.9
General and administrative	12.8	13.2
Total cost and expenses	97.9	101.1
Operating income (loss)	2.1	(1.1)
Other income	0.3	0.6
Income (loss) before income taxes	2.4	(0.5)
Income tax provision (benefit)	0.8	(0.2)
Net income (loss)	1.6%	(0.3)%

Net Revenue. Net revenue for the three months ended June 30, 2003 increased 17 percent compared to the same period in 2002 due to an increase in both software license revenue and service fee revenue. While the current economic environment remains challenging for selling software, we managed to increase software license revenue by 38 percent over the second quarter of 2002 and 24 percent over the first quarter this year. We believe our Timberline Office concept of providing an integrated suite of accounting, estimating, real estate and project management applications is gaining acceptance in our market niche, which contributed to the increase in software license revenue. In addition, our Project Management and Buyout applications, introduced in August 2002, accounted for $521 in software license revenue for the second quarter of 2003. Software orders generated from our Service Management application increased 69 percent to $809 in the second quarter of 2003 from $478 in the same period in 2002. Estimating software revenue increased $682 over the same quarter in 2002 primarily due to additional software shipments to a large national account that initially purchased our software in the third quarter last year.

For the six months ended June 30, 2003, software license revenue increased 17 percent compared to the same period in 2002, despite a slow start for the year. Estimating license revenue increased $957 over the same period in 2002, primarily due to additional software shipments to a large national account that initially purchased our software in the third quarter last year. Additionally, our new Project Management and Buyout applications, introduced in August 2002, accounted for $879 of the increase in software license revenue this year over the comparable period in 2002. Software orders generated from our Service Management application increased 23 percent to $1,414 in the first half of 2003 from $1,149 for the same period in 2002.

Service fee revenue increased to a new quarterly record, primarily due to the increase in revenue from maintenance and support service plans. This recurring source of revenue from our users accounted for 86 percent of our service fee revenue for the three months ended June 30, 2003 and 2002. We had a $715 increase in revenue from service plans, due to an increase in our user base and an increase in the prices charged for such service plans. We also had a $102 increase in consulting revenue, primarily as a result of an increase in software license revenue generated by our direct sales staff.

For the six months ended June 30, 2003, service fee revenue also increased, primarily due to the increase in revenue from maintenance and support service plans for the factors mentioned above. Service plan revenue, which accounted for 86 percent of our service fee revenue for the six months ended June 30, 2003 and 2002, increased $1,780 during the first six months of 2003 compared to the same period in 2002. Consulting revenue during the first half of 2003 increased $404 over the comparable period in 2002, as a result of an increase in software license revenue generated by our direct sales staff and a large consulting engagement related to a customer purchasing software in the latter part of 2002.

Cost of Revenue. For the three months ended June 30, 2003, cost of revenue increased compared to the same period in 2002, but as a percentage of net revenue, decreased to 13.3 percent from 14.5 percent in the comparable period in 2002. The decrease in this percentage was primarily due to software cost of revenue increasing only $30 in the second quarter of 2003 compared to the same period in 2002, despite a 38% increase in software license revenue in the second quarter of 2003 compared to the second quarter of 2002. The small increase in software cost of revenue was primarily due to a $300 write-off of unamortized capitalized software costs and purchased software in the second quarter last year. During the second quarter of 2002, we determined that we could combine the feature set of our two service products into one code set, thereby saving significant future development costs of maintaining two separate products. Eliminating one of these products resulted in a $300 write-off of unamortized capitalized software costs and purchased software during the three months ended June 30, 2002. Amortization of capitalized software costs and purchased software amounted to $674 for the three months ended June 30, 2003. For the same period in 2002, amortization of these costs, including the write-off, amounted to $634. The overall increase in cost of revenue in the second quarter of 2003 over the same period in 2002 was primarily due to an increase in amortization costs of $40 and an increase in royalty costs of $89, primarily because of increased royalties related to the SQL database engine embedded into our software products.

For the six months ended June 30, 2003, cost of revenue increased, both in absolute dollar amount and as a percentage of net revenue. Of this increase, amortization of capitalized software costs and purchased software increased $422, royalty costs increased $303 and consulting cost of revenue increased $182. Amortization costs increased primarily due to amortization related to capitalized software costs related to our Project Management and Buyout applications released in August 2002 and amortization of purchased software costs related to our acquisition of purchase order and inventory applications in December 2002. Royalty costs increased $423 primarily because of increased royalties related to the SQL database engine embedded into our software products. Consulting costs increased primarily due to increased consulting activity and the use of outside consultants to perform some of the consulting engagements.

Operating Expenses. Operating expenses increased 6 percent to $13,409 for the three months ended June 30, 2003 from $12,630 for the same period in 2002. Excluding the amount of software development costs capitalized, our gross operating expenses for the second quarter of 2003 were essentially flat compared to the same quarter in 2002. Capitalized software development costs, which reduce our operating expenses, decreased $741 in the second quarter of 2003 compared to the same period in 2002. Salary costs for the second quarter of 2003 were $532 less than the same quarter in 2002, primarily due to a reduction in force that occurred in August 2002. In addition, there was a decrease of $176 related to trade shows and other marketing and sales events. These decreases were primarily offset by higher commission expense of $312 as a result of the increase in software and service plan revenue, severance costs of $71 related to personnel reductions and an increase in outside services of $184 related to the increased use of outside developers in the Product Development area. Additionally, we incurred new expenses in 2003 for which there were none last year. These included an accrual for 401(k) matching contribution, an accrual under the company-wide profit sharing plan (our Target Achievement Plan), and additional legal expenses related to our proposed merger with The Sage Group plc (See Note 6 of Notes to Condensed Consolidated Financial Statements). These expenses amounted to $309 for the second quarter of 2003.

For the six months ended June 30, 2003, operating expenses increased 7 percent to $26,728 from $24,986 for the same period in 2002. Excluding the amount of software development costs capitalized, our gross operating expenses for the first half of 2003 increased slightly compared to the same period in 2002. Software development costs capitalized, which reduce our operating expenses, decreased $1,589 in the first half of 2003 compared to the comparable period in 2002 as we were developing significant new software applications in 2002, primarily Project Management and Buyout. Salary costs for the first half of 2003 were $956 less than the same period in 2002, primarily due to a reduction in force that occurred in August 2002. In addition, there was a decrease of $187 related to trade shows and other marketing and sales events. These decreases were primarily offset by higher commission expense of $564 as a result of the increase in software and service plan revenue, severance costs of $122 related to personnel reductions and an increase in outside services of $377, primarily related to the increased use of outside developers in the Product Development area. Additionally, we incurred new expenses in 2003 for which there were none last year. These included an accrual for 401(k) matching contribution, an accrual under our Target Achievement Plan, and additional legal expenses related to our proposed merger with The Sage Group plc. These expenses were approximately $410 in 2003.

For the three months ended June 30, 2003, Client Services expenses increased compared to the same period last year, but as a percentage of service fee revenue, remained relatively constant at approximately 35 percent for both periods. For the six months ended June 30, 2003, Client Services expenses increased, but as a percentage of service fee revenue declined to 35 percent in 2003 from 36 percent for the comparable period in 2002. The increase in Client Services expenses was partially due to an increase in expenses within the professional services group to handle the increase in consulting engagements. Our consulting revenue increased 20 percent during the first half of 2003 over the same period in 2002. Client Services expenses also increased in the technical support area due to increased personnel and outside service costs for handling the call volume from our customers.

For the three months ended June 30, 2003, Product Development expenses increased compared to the same period in 2002, primarily due to a reduction in the amount of software development costs capitalized in 2003 compared to 2002. Excluding the amount of software development capitalized, gross Product Development expenses decreased $599 during second quarter of 2003 compared to the same period in 2002. Most of this decrease was due to a reduction in personnel in this area that occurred subsequent to June 2002.

For the six months ended June 30, 2003, Product Development expenses increased compared to the first six months of 2002, primarily due to a reduction in capitalized software development costs in 2003 compared to 2002, as mentioned above. Excluding the amount of software development capitalized, gross Product Development expenses decreased $978 during 2003 compared to the six months ended June 30, 2002. Most of this decrease was due to a reduction in personnel in this area that occurred subsequent to June 2002. This reduction was partially offset by an increase in outside services, primarily related to the use of contract developers, and $141 of additional costs for the 401(k) plan matching contribution and Target Achievement Plan.

Sales and Marketing expenses for the three month and six month periods ended June 30, 2003 increased compared to the same periods in 2002, but decreased as a percentage of net revenue. Most of the increase in these expenses was due to an increase in commission expense, which was partially offset by decreases in outside services, and marketing trade shows and other sales and marketing events. Commission expense increased primarily due to the significant increase in software revenue from our direct sales staff. The decrease in expenses for trade shows and other sales and marketing events was primarily due to our decision to cut back on those types of expenses where we did not expect to realize an immediate significant benefit from a marketing or sales standpoint. Outside services declined primarily because we reduced expenses in 2003 in comparison to 2002 related to market research. For the three months ended June 30, 2003, commission expense increased $327 over the same period a year ago and was offset by lower events costs of $134 and outside services expense of $92. For the six months ended June 30, 2003, commission expense increased $508 in the current period compared to the same period in 2002 and was partially offset by lower events costs of $168 and lower outside services expense of $180.

General and administrative expenses for the three and six month periods ended June 30, 2003 increased over the comparable periods in 2002, but as a percentage of net revenue, declined in 2003 compared to 2002. The increase in General and Administrative expenses for the three months ended June 30, 2003 over the same period in 2002 was primarily due to increases in legal fees of $60, in severance costs of $57, in outside services of $33, and new expenses related to the 401(k) matching contribution and the Target Achievement Plan of $33. Legal fees increased $60, primarily related to legal fees associated with our proposed merger with The Sage Group plc that was announced in July 2003. For the six months ended June 30, 2003, the increase in General and Administrative expenses over the comparable period in 2002 were primarily due to increases in legal fees of $57, severance costs of $90, outside services of $98 and new expenses related to the 401(k) matching contribution and the Target Achievement Plan of $42.

Provision for Income Taxes. The provision for income taxes is based on our best estimate of the effective tax rate for the year. The effective tax rate utilized for the six months ended June 30, 2003 and 2002 was 34 percent and 32 percent, respectively. For the three months ended June 30, 2003 and 2002, the effective tax rate was 34 percent and 33 percent, respectively. The effective tax rate is dependent on many factors, including an estimate of the amount of our earnings for the remainder of the year and the amount of research tax credits. This rate may change during the year if the estimates used in developing our tax rate vary significantly from our actual operating results for the remainder of the year.

Capital Resources and Liquidity

We meet our liquidity needs through cash generated from operations. For the six months ended June 30, 2003, net cash provided by operations was $4,391 compared to $3,726 for the same period in 2002. Our cash and temporary investments at June 30, 2003 amounted to $12,914, compared to $10,339 at December 31, 2002. Primary uses of cash during first six months of 2003 were purchase of property and equipment amounting to $913 and the payment of cash dividends amounting to $944. During the six months ended June 30, 2003, temporary investments increased $1,379, primarily due to a transfer of some of our cash balances into temporary investments. Accounts receivable at June 30, 2003 increased slightly compared to December 31, 2002 and DSO (Days Sales Outstanding) at June 30, 2003 increased to 35 compared to 32 at December 31, 2002. Other current assets decreased $186 since the end of 2002, primarily due to a decrease in prepaid expenses related to trade shows and other marketing and sales events. Capitalized software costs and purchased software decreased $1,248 since the end of 2002, primarily due to amortization of these costs during the first six months of 2003 amounting to $1,347.

Deferred revenues at June 30, 2003 increased $776 to $19,164 from $18,388 at December 31, 2002, primarily due to an increase in billings for annual maintenance and support service plans. Billings for service plans during the first six months of 2003 have increased 6 percent over the same period in 2002. Revenue from these service plan billings will be recognized ratably over the service plan period. Accrued employee expenses increased $220 since the end of 2002 primarily due to an accrual related to the Target Achievement Plan. Income taxes payable decreased $226 since the end of 2002 primarily due to payment of taxes owed for 2002. Other current liabilities increased $324 since the end of 2002 primarily due to an increase of $264 in commissions owed to our solution providers, mainly on service plan billings, and an increase of $34 related to sales taxes payable.

Recent Accounting Pronouncements

Our discussion on recent accounting pronouncements and the effect on our financial statements can be found in the Notes to the Condensed Consolidated Financial Statements.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires us to select appropriate accounting policies and to continually evaluate such policies to ensure they remain appropriate based on changing conditions and circumstances. Our significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements of our Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2002. We continue to believe our significant accounting policies are reasonable and appropriate. The preparation of our financial statements also requires us to make estimates and assumptions that affect the reported amounts of our assets, liabilities, revenues, and expenses and disclosures related to contingencies. We believe our estimates and assumptions, which are based on historical experience, current conditions and other matters of judgment, are reasonable and appropriate. However, actual results may differ from our estimates.

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

Capitalized software development costs and purchased software. At June 30, 2003, unamortized capitalized software costs and purchased software amounted to $11,295, representing 21 percent of our total assets. Purchased software primarily represents the cost of software applications purchased for resale. Capitalized software costs represent software development costs incurred on new software products after technological feasibility has been established. Both purchased software and capitalized software development costs are amortized to cost of revenue when the products are released. Judgment is involved in determining when technological feasibility has occurred and in determining whether our estimate of the net realizable value associated with each software product exceeds its unamortized costs. The net realizable value is primarily based on our estimate of future revenue to be generated from the new products released. Estimating the amount of future revenue involves the consideration of many subjective factors and making judgment as to the effect those factors will have on future revenue. Such factors include the degree to which the product is accepted in the market, how quickly the revenue will be realized, and technological changes that may shorten the useful life of the product or render it obsolete. At June 30, 2003, we believe the net realizable value associated with each product exceeds its unamortized cost. However, should we experience changes in the marketplace and new technological advances that adversely affect our products, a write-down of unamortized capitalized software development costs may be required.

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

Competition. The computer software market is highly competitive and subject to change because of the rapid technological changes in the computer industry. The number of software vendors with which we compete varies from product to product and from region to region within the United States. Although we believe we are a major supplier of financial and operations software for the construction and real estate industries, and that there are economical and technological barriers to discourage new specialty software vendors from entering into our segment of the software market, there can be no assurance that larger, well-known software developers will not target this segment of the market. Such competitors are considerably larger, more diversified, and have greater financial and other resources, and may have greater brand recognition for their products than we currently have.

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

Item 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) as of June 30, 2003. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms.

PART II. OTHER INFORMATION

Item 5. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on April 29, 2003. The shareholders voted to elect all of the Board's nominees to the Company's Board of Directors. The following table sets forth information regarding votes cast with respect to each nominee:

	Votes For	Votes Withheld
Curtis L. Peltz	10,162,339	1,218,973
Thomas P. Cox	9,504,211	1,877,101
James A. Meyer	9,996,301	1,385,011
Donald L. Tisdel	9,991,331	1,389,981

Item 6. Exhibits and Reports on Form 8-K

    Exhibits

    Exhibit 31.1  Certification of the Quarterly Report by the Chief Executive Officer

    Exhibit 31.2  Certification of the Quarterly Report by the Chief Financial Officer

    Exhibit 32     Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    Reports on Form 8-K

On April 16, 2003, we filed a Form 8-K pursuant to Item 9. Regulation FD Disclosure, attaching our press release regarding summary financial results for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIMBERLINE SOFTWARE CORPORATION (Registrant) /s/ Curtis L. Peltz
Date: August 13, 2003	Curtis L. Peltz President and Chief Executive Officer
/s/ Carl C. Asai
Date: August 13, 2003	Carl C. Asai, Sr. Vice President, Finance (Chief Financial Officer)

CERTIFICATION OF THE QUARTERLY REPORT AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Curtis L. Peltz, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Timberline Software Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) and have:

                a) Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is likely to materially affect the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                a) All significant deficiencies in the design and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

                b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date: August 13, 2003	/s/ Curtis L. Peltz
Curtis L. Peltz, President and Chief Executive Officer

Exhibit 31.1

CERTIFICATION OF THE QUARTERLY REPORT AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Carl C. Asai, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Timberline Software Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) and have:

                a) Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is likely to materially affect the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                a) All significant deficiencies in the design and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

                b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date: August 13, 2003	/s/ Carl C. Asai
Carl C. Asai, Sr. Vice President - Finance and Chief Financial Officer

Exhibit 31.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Timberline Software Corporation (the "Company") on Form 10-Q for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Curtis L. Peltz, President, Chief Executive Officer and Director of the Company, and Carl C. Asai, Sr. Vice President, Finance (Chief Financial Officer), certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

August 13, 2003

Exhibit 32